Form 10-Q
period 2022-03-31
DCP Midstream, LP
filed 2022-05-05
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, there were 208,383,409 common units representing limited partnership interests outstanding.
1

 DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our $1.4 billion unsecured revolving credit facility, maturing March 18, 2027
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPEC	Organization of the Petroleum Exporting Countries
OPEC+	OPEC members plus ten other oil producing countries
OPIS	Oil Price Information Service
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
SOFR	Secured Overnight Financing Rate
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and in our Annual Report on Form 10-K for the year ended December 31, 2021, including the following risks and uncertainties:

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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$1

Accounts receivable:
Trade, net of allowance for credit losses of $1 and $2 million, respectively	1,130	1,029
Affiliates	619	389
Other	11	7
Inventories	46	77
Unrealized gains on derivative instruments	94	86
Collateral cash deposits	261	128
Other	18	32
Total current assets	2,180	1,749
Property, plant and equipment, net	7,632	7,701
Intangible assets, net	37	39
Investments in unconsolidated affiliates	3,554	3,578
Unrealized gains on derivative instruments	35	10
Operating lease assets	101	104
Other long-term assets	212	199
Total assets	$13,751	$13,380
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,237	$977
Affiliates	263	205
Other	25	16
Current debt	505	355
Unrealized losses on derivative instruments	288	145
Accrued interest	68	79
Accrued taxes	65	51
Accrued wages and benefits	31	60
Capital spending accrual	2	7
Other	96	115
Total current liabilities	2,580	2,010
Long-term debt	4,838	5,078
Unrealized losses on derivative instruments	78	30
Deferred income taxes	34	34
Operating lease liabilities	92	93
Other long-term liabilities	258	259
Total liabilities	7,880	7,504
Commitments and contingent liabilities (see note 12)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	498	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,383,409 and 208,373,672 common units authorized, issued and outstanding, respectively)	5,092	5,106
Accumulated other comprehensive loss	(6)	(6)
Total partners’ equity	5,846	5,851
Noncontrolling interests	25	25
Total equity	5,871	5,876
Total liabilities and equity	$13,751	$13,380

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,328	$2,014
Sales of natural gas, NGLs and condensate to affiliates	1,127	555
Transportation, processing and other	155	118
Trading and marketing losses, net	(235)	(369)
Total operating revenues	3,375	2,318
Operating costs and expenses:
Purchases and related costs	2,719	1,763
Purchases and related costs from affiliates	99	55
Transportation and related costs from affiliates	257	219
Operating and maintenance expense	152	149
Depreciation and amortization expense	90	91
General and administrative expense	55	38
Gain on sale of assets, net	(7)	—
Total operating costs and expenses	3,365	2,315
Operating income	10	3
Earnings from unconsolidated affiliates	143	128
Interest expense, net	(71)	(77)
Income before income taxes	82	54
Income tax expense	(1)	—
Net income	81	54
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to partners	80	53
Series A preferred limited partners' interest in net income	(9)	(9)
Series B preferred limited partners' interest in net income	(3)	(3)
Series C preferred limited partners' interest in net income	(2)	(2)
Net income allocable to limited partners	$66	$39
Net income per limited partner unit — basic and diluted	$0.32	$0.19
Weighted-average limited partner units outstanding — basic	208.4	208.4
Weighted-average limited partner units outstanding — diluted	208.8	208.5
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(millions)
Net income	$81	$54
Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	81	54
Total comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to partners	$80	$53
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(millions)
OPERATING ACTIVITIES:
Net income	$81	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90	91
Earnings from unconsolidated affiliates	(143)	(128)
Distributions from unconsolidated affiliates	168	129
Net unrealized losses on derivative instruments	176	53
Gain on sale of assets, net	(7)	—
Other, net	2	2
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(334)	(245)
Inventories	31	8
Accounts payable	327	170
Other assets and liabilities	(202)	(138)
Net cash provided by (used in) operating activities	189	(4)
INVESTING ACTIVITIES:
Capital expenditures	(23)	(14)
Investments in unconsolidated affiliates	(1)	—
Proceeds from sale of assets	16	—
Net cash used in investing activities	(8)	(14)
FINANCING ACTIVITIES:
Proceeds from debt	1,542	1,143
Payments of debt	(1,632)	(1,086)
Distributions to preferred limited partners	(5)	(5)
Distributions to limited partners and general partner	(81)	(81)
Distributions to noncontrolling interests	(1)	(1)
Debt issuance costs	(4)	—
Net cash used in financing activities	(181)	(30)
Net change in cash, cash equivalents and restricted cash	—	(48)
Cash, cash equivalents and restricted cash, beginning of period	1	56
Cash, cash equivalents and restricted cash, end of period	$1	$8

Reconciliation of cash, cash equivalents, and restricted cash:	March 31, 2022	March 31, 2021
Cash and cash equivalents	$1	$5
Restricted cash included in other current assets	—	3
Total cash, cash equivalents, and restricted cash	$1	$8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2022	$489	$156	$106	$5,106	$(6)	$25	$5,876
Net income	9	3	2	66	—	1	81
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	1	—	—	1
Balance, March 31, 2022	$498	$156	$106	$5,092	$(6)	$25	$5,871
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
Three Months Ended March 31, 2022 and 2021
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of March 31, 2022, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended March 31, 2022
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,063	$882	$(821)	$1,124
Sales of NGLs and condensate (a)	2,122	1,282	(1,073)	2,331
Transportation, processing and other	19	136	—	155
Trading and marketing losses, net (b)	(41)	(194)	—	(235)
Total operating revenues	$3,163	$2,106	$(1,894)	$3,375

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
(a)    Includes $676 million of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment for the three months ended March 31, 2022, which is net of $756 million of buy-sell purchases related to buy-sell revenues of $851 million that are not within the scope of FASB ASC 606 "Revenue from Contractors with Customer" ("Topic 606").
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
(a)    Includes $414 million of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment for the three months ended March 31, 2021, which is net of $390 million of buy-sell purchases related to buy-sell revenues of $444 million that are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $419 million as of March 31, 2022. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of March 31, 2022. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

3. Agreements and Transactions with Affiliates
DCP Midstream, LLC
The following table summarizes employee related costs that were charged by DCP Midstream, LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$40	$39
General and administrative expense	$33	$26

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2022	2021
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1,095	$527
Purchases and related costs from affiliates	$62	$30
Transportation and related costs from affiliates	$43	$37
Operating and maintenance and general administrative expenses	$3	$2
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$4
Purchases and related costs from affiliates	$13	$7
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$32	$24
Transportation, processing, and other to affiliates	$4	$5
Purchases and related costs from affiliates	$24	$18
Transportation and related costs from affiliates	$214	$182

 We had balances with affiliates as follows:

	March 31, 2022	December 31, 2021
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$585	$361
Accounts payable	$165	$114
Other assets	$—	$1
Enbridge (including its affiliates):
Accounts payable	$5	$4
Unconsolidated affiliates:
Accounts receivable	$34	$28
Accounts payable	$93	$87

4. Inventories
Inventories were as follows:

	March 31, 2022	December 31, 2021
	(millions)
Natural gas	$26	$43
NGLs	20	34
Total inventories	$46	$77

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or net realizable value adjustments for the three months ended March 31, 2022 and 2021.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
5. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2022	December 31, 2021
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,657	$7,645
Processing, storage and terminal facilities	35 — 60 Years	5,064	5,057
Other	3 — 30 Years	557	585
Finance lease assets	2 — 5 Years	29	28
Construction work in progress		101	103
Property, plant and equipment		13,408	13,418
Accumulated depreciation		(5,776)	(5,717)
Property, plant and equipment, net		$7,632	$7,701
There were no construction projects with capitalized interest during the three months ended March 31, 2022 and 2021.
Depreciation expense was $89 million and $90 million for the three months ended March 31, 2022 and 2021, respectively.

6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2022	December 31, 2021
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,692	$1,703
DCP Southern Hills Pipeline, LLC	66.67%	724	728
Gulf Coast Express LLC	25.00%	418	422
Front Range Pipeline LLC	33.33%	194	195
Texas Express Pipeline LLC	10.00%	93	94
Mont Belvieu 1 Fractionator	20.00%	7	6
Discovery Producer Services LLC	40.00%	229	231
Cheyenne Connector, LLC	50.00%	146	148
Mont Belvieu Enterprise Fractionator	12.50%	28	28
Other	Various	23	23
Total investments in unconsolidated affiliates		$3,554	$3,578

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$71	$62
DCP Southern Hills Pipeline, LLC	24	24
Gulf Coast Express LLC	16	15
Front Range Pipeline LLC	10	9
Texas Express Pipeline LLC	5	4
Mont Belvieu 1 Fractionator	4	2
Discovery Producer Services LLC	6	8
Cheyenne Connector, LLC	4	3
Mont Belvieu Enterprise Fractionator	2	1
Other	1	—
Total earnings from unconsolidated affiliates	$143	$128
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2022	2021
	(millions)
Statements of operations:
Operating revenue	$563	$489
Operating expenses	$217	$190
Net income	$344	$298

7. Fair Value Measurement
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
Three Months Ended March 31, 2022 and 2021
(unaudited)
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
The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$47	$45	$2	$94	$24	$62	$—	$86
Short-term investments (a)	$4	$—	$—	$4	$4	$1	$—	$5
Long-term assets:
Commodity derivatives	$—	$31	$4	$35	$—	$8	$2	$10
Investments in marketable securities (a)	$35	$—	$—	$35	$28	$—	$—	$28
Current liabilities:
Commodity derivatives	$(78)	$(200)	$(10)	$(288)	$(42)	$(100)	$(3)	$(145)
Long-term liabilities:
Commodity derivatives	$—	$(73)	$(5)	$(78)	$(1)	$(25)	$(4)	$(30)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
(a) $4 million and $5 million recorded within "other" current assets and $35 million and $28 million recorded within "Other long-term assets" as of March 31, 2022 and December 31, 2021, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended March 31, 2022 (a):
Beginning balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) included in earnings	2	3	(12)	(6)
Transfers out of Level 3	—	(1)	1	5
Settlements	—	—	4	—
Ending balance	$2	$4	$(10)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$2	$2	$(8)	$(3)
Three months ended March 31, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized losses included in earnings	—	—	(5)	—
Settlements	—	—	4	—
Ending balance	$—	$2	$(4)	$(1)
Net unrealized losses on derivatives still held included in earnings	$—	$—	$(3)	$—
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three months ended March 31, 2022 and 2021.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
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

	March 31, 2022
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$2	Market approach	Longer dated forward curve prices	$0.31-$1.59	$0.84	Per gallon
Natural gas	$4	Market approach	Longer dated forward curve prices	$3.15-$4.11	$3.55	Per MMBtu
Liabilities
NGLs	$(11)	Market approach	Longer dated forward curve prices	$0.42-$2.25	$1.54	Per gallon
Natural gas	$(4)	Market approach	Longer dated forward curve prices	$2.58-$4.23	$3.09	Per MMBtu
(a) Unobservable inputs were weighted by the instrument's notional amounts.
Estimated Fair Value of Financial Instruments
The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value.
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2022 and December 31, 2021, the carrying value and fair value of our total debt, including current maturities, were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,356	$5,569	$5,445	$6,107
(a) Excludes unamortized issuance costs and finance lease liabilities.

8. Debt
Senior Notes Redemption
On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.950% Senior Notes due April 1, 2022 using borrowings under our Credit Facility and Securitization Facility.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
Credit Agreement
On March 18, 2022, we amended the Credit Agreement. The amendment extended the term of the Credit Agreement from December 9, 2024 to March 18, 2027. The amendment also includes sustainability linked key performance indicators that increase or decrease the applicable margin and facility fee payable thereunder based on our safety performance relative to our peers and year-over-year change in our greenhouse gas emissions intensity rate. The Credit Agreement provides up to $1.4 billion of borrowing capacity and bears interest at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating. At March 31, 2022 the interest rate was 1.760%.
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
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) SOFR, plus an applicable margin of 1.35% based on our current credit rating, plus an adjustment of 0.10%; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the SOFR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.35% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.275% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.4 billion revolving credit facility.
As of March 31, 2022, we had unused borrowing capacity of $1,211 million, net of $172 million of outstanding borrowings and $17 million of letters of credit, under the Credit Agreement, of which $1,211 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date.
Accounts Receivable Securitization Facility
The Securitization Facility provides for up to $350 million of borrowing capacity through August 2024 at LIBOR market index rates plus a margin. At March 31, 2022 the interest rate was 1.400%. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
As of March 31, 2022, DCP Receivables had approximately $1,116 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.
The maturities of our debt as of March 31, 2022 are as follows:

Debt Maturities
(millions)
2022	$—
2023	500
2024	350
2025	825
2026	—
Thereafter	3,672
Total debt	$5,347

9. Risk Management and Hedging Activities
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
Three Months Ended March 31, 2022 and 2021
(unaudited)
commodity prices and counterparty credit. The Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.
Collateral
As of March 31, 2022, we had cash deposits of $261 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of March 31, 2022, we held letters of credit of $113 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	March 31, 2022			December 31, 2021
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$129	$(1)	$128	$96	$—	$96
Liabilities:
Commodity derivatives	$(366)	$1	$(365)	$(175)	$—	$(175)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2022 and December 31, 2021.

Balance Sheet Line Item	March 31, 2022	December 31, 2021	Balance Sheet Line Item	March 31, 2022	December 31, 2021
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$94	$86	Unrealized losses on derivative instruments — current	$(288)	$(145)
Unrealized gains on derivative instruments — long-term	35	10	Unrealized losses on derivative instruments — long-term	(78)	(30)
Total	$129	$96	Total	$(366)	$(175)

For the three months ended March 31, 2022 and 2021, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our consolidated statements of operations.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2022	2021
	(millions)
Realized losses	$(59)	$(316)
Unrealized losses	(176)	(53)
Trading and marketing losses, net	$(235)	$(369)
We do not have any derivative financial instruments that are designated as a hedge of a net investment.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	March 31, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2022	(1,047,000)	(56,954,500)	(5,419,927)	(5,217,500)
2023	(1,526,000)	(1,825,000)	(1,393,000)	(830,000)
2024	(360,000)	(2,745,000)	(1,335,000)	(2,280,000)
2025	—	—	(1,440,000)	4,967,500
2026	—	—	(1,440,000)	535,000
2027	—	—	(360,000)	—

	March 31, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(1,579,000)	(52,409,500)	(9,599,728)	(11,595,000)
2022	(579,000)	(32,850,000)	(2,350,342)	—
2023	(43,000)	7,300,000	(1,320,000)	4,720,000
2024	—	—	(1,440,000)	4,885,000
2025	—	—	(1,440,000)	1,825,000
2026	—	—	(240,000)	—

10. Partnership Equity and Distributions
Common Units — During the three months ended March 31, 2022 and 2021, we issued no common units pursuant to our at-the-market program. As of March 31, 2022, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner and DCP Midstream LLC are entitled to a percentage of all quarterly distributions equal to their limited partner interest of approximately 57% as of March 31, 2022.
Distributions — The following table presents our cash distributions paid in 2022:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
February 14, 2022	$0.39	$81

Distributions to Series B Preferred unitholders
March 15, 2022	$0.4922	$3

Distributions to Series C Preferred unitholders
January 18, 2022	$0.4969	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
11. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted since 2020, we have the ability and intent to settle vested units through the issuance of common units.
Basic and diluted net income per limited partner unit was calculated as follows for the years indicated:

	Three Months Ended March 31,
	2022	2021
	(millions, except per unit amounts)

Net income attributable to limited partners	$66	$39
Weighted average limited partner units outstanding, basic	208,378,947	208,359,725
Dilutive effects of nonvested restricted phantom units	422,705	101,801
Weighted average limited partner units outstanding, diluted	208,801,652	208,461,526
Net income per limited partner unit, basic and diluted	$0.32	$0.19

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
The following pending proceedings involve governmental authorities as a party under federal, state, and local laws regulating the discharge of materials into the environment. We have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect on our results of operations, financial position, or cash flows:

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

13. Business Segments
Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Adjusted gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 of the Notes to the Consolidated Financial Statements in "Financial Statements and Supplementary Data" included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
(unaudited)
The following tables set forth our segment information:
Three Months Ended March 31, 2022:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,163	$2,106	$—	$(1,894)	$3,375
Adjusted gross margin (a)	$16	$284	$—	$—	$300
Operating and maintenance expense	(8)	(140)	(4)	—	(152)
General and administrative expense	(1)	(4)	(50)	—	(55)
Depreciation and amortization expense	(3)	(81)	(6)	—	(90)
Gain on sale of assets, net	—	7	—	—	7
Earnings from unconsolidated affiliates	137	6	—	—	143
Interest expense	—	—	(71)	—	(71)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$141	$72	$(132)	$—	$81
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$141	$71	$(132)	$—	$80
Non-cash derivative mark-to-market	$(45)	$(131)	$—	$—	$(176)
Capital expenditures	$2	$20	$1	$—	$23
Investments in unconsolidated affiliates, net	$—	$1	$—	$—	$1

Three Months Ended March 31, 2021:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,098	$1,314	$—	$(1,094)	$2,318
Adjusted gross margin (a)	$36	$245	$—	$—	$281
Operating and maintenance expense	(6)	(140)	(3)	—	(149)
General and administrative expense	(1)	(4)	(33)	—	(38)
Depreciation and amortization expense	(3)	(81)	(7)	—	(91)
Earnings from unconsolidated affiliates	120	8	—	—	128
Interest expense	—	—	(77)	—	(77)
Net income (loss)	$146	$28	$(120)	$—	$54
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$146	$27	$(120)	$—	$53
Non-cash derivative mark-to-market	$(5)	$(48)	$—	$—	$(53)
Capital expenditures	$—	$13	$1	$—	$14

	March 31,	December 31,
	2022	2021
	(millions)
Segment long-term assets:
Gathering and Processing	$7,469	$7,515
Logistics and Marketing	3,874	3,887
Other (b)	228	229
Total long-term assets	11,571	11,631
Current assets	2,180	1,749
Total assets	$13,751	$13,380

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2022 and 2021
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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

14. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$84	$89
Cash paid for income taxes, net of income tax refunds	$(1)	$—
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$7	$4
Other non-cash changes in property, plant and equipment	$—	$(2)
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$7	$—

15. Subsequent Events
On April 19, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on May 13, 2022 to unitholders of record on April 29, 2022.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on June 15, 2022 to unitholders of record on June 1, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 15, 2022 to unitholders of record on June 1, 2022. The Series C distribution will be paid on July 15, 2022 to unitholders of record on July 1, 2022.
In the second quarter of 2022, our unconsolidated affiliate, DCP Sand Hills Pipeline, LLC, entered into a contract amendment with a third party customer that modified performance obligations and conditions and as a result we will receive an increase in our second quarter distributions from unconsolidated affiliates of $25 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee-based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have been volatile during 2022 and are subject to global energy supply and demand fundamentals as well as geopolitical disruptions. Drilling activity levels vary by geographic area; we will continue to target our strategy in geographic areas where we expect producer drilling activity. However, domestic exploration, development and production remain limited, and are growing slower than demand and our natural gas throughput and NGL volumes continue to be impacted as a result.
Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic production. Our business is predominantly fee-based and we have a diversified portfolio to balance the upside of our earnings potential while reducing our commodity exposure. In addition, we use our strategic hedging program to further mitigate commodity price exposure. We expect future commodity prices will be influenced by tariffs and other global economic conditions, the level of North American production and drilling activity by exploration and production companies, the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil, and the severity of winter and summer weather.
We intend to be a proactive participant in the transition to a lower carbon energy future. In August 2021, we announced two goals for companywide greenhouse gas (GHG) emission reductions. By 2030, our goal is to reduce our total Scope 1 and Scope 2 greenhouse gas emissions by 30% from our 2018 baseline. Additionally, by 2050, our goal is to achieve net zero greenhouse gas emissions. We plan to achieve these targets through increased efficiency and modernization of existing operations and reducing greenhouse gas emissions within the base business. We also plan to leverage our existing infrastructure to establish adjacent lines of business that capture growing market opportunities and capitalize on green energy growth. We are continuously working to improve operational and energy efficiency through resource and energy conservation throughout our business. To measure and report progress against these targets, we utilize an emission calculation protocol intended to align with the Energy Infrastructure Council (EIC) Midstream ESG Reporting Template, which is based upon the principles noted in the World Resources Institute (WRI) Corporate Accounting and Reporting Standard & Scope 2 Protocols. While we believe these goals align with our long-term growth strategy, financial and operational priorities, they are aspirational and may change, and there is no guarantee that they will be met.
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
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 5 have investment grade credit ratings. During February 2021, Winter Storm Uri resulted in lower volumes and abnormally high gas prices in certain regions. Certain counterparty billings during this time remain under dispute and are taking longer to collect than normal.
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
Recent Events
Amendment to Credit Facility
On March 18, 2022, we amended the Credit Agreement. The amendment extended the term of the Credit Agreement from December 9, 2024 to March 18, 2027. The amendment also includes sustainability linked key performance indicators that increase or decrease the applicable margin and facility fee payable thereunder based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Credit Agreement provides up to $1.4 billion of borrowing capacity and bears interest at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating.
Common and Preferred Distributions
On April 19, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on May 13, 2022 to unitholders of record on April 29, 2022.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on June 15, 2022 to unitholders of record on June 1, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 15, 2022 to unitholders of record on June 1, 2022. The Series C distribution will be paid on July 15, 2022 to unitholders of record on

July 1, 2022.
Sand Hills Distribution
In the second quarter of 2022, our unconsolidated affiliate, DCP Sand Hills Pipeline, LLC, entered into a contract amendment with a third party customer that modified performance obligations and conditions and as a result we will receive an increase in our second quarter distributions from unconsolidated affiliates of $25 million.

Results of Operations

Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three months ended March 31, 2022 and 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2022 vs. 2021
	2022	2021	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$3,163	$2,098	$1,065	51%
Gathering and Processing	2,106	1,314	792	60%
Inter-segment eliminations	(1,894)	(1,094)	800	73%
Total operating revenues	3,375	2,318	1,057	46%
Purchases and related costs
Logistics and Marketing	(3,147)	(2,062)	1,085	53%
Gathering and Processing	(1,822)	(1,069)	753	70%
Inter-segment eliminations	1,894	1,094	800	73%
Total purchases	(3,075)	(2,037)	1,038	51%
Operating and maintenance expense	(152)	(149)	3	2%
Depreciation and amortization expense	(90)	(91)	(1)	(1%)
General and administrative expense	(55)	(38)	17	45%
Gain on sale of assets, net	7	—	7	*
Earnings from unconsolidated affiliates (b)	143	128	15	12%
Interest expense	(71)	(77)	(6)	(8%)
Income tax expense	(1)	—	1	*
Net income attributable to noncontrolling interests	(1)	(1)	—	—%
Net income attributable to partners	$80	$53	$27	51%
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$16	$36	$(20)	(56%)
Gathering and Processing	284	245	39	16%
Total adjusted gross margin	$300	$281	$19	7%

Non-cash commodity derivative mark-to-market	$(176)	$(53)	$(123)	*
NGL pipelines throughput (MBbls/d) (d)	682	578	104	18%
Gas pipelines throughput (TBtu/d) (d)	1.0	1.0	—	—%
Natural gas wellhead (MMcf/d) (d)	4,110	4,077	33	1%
NGL gross production (MBbls/d) (d)	402	361	41	11%
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

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Total Operating Revenues — Total operating revenues increased $1,057 million in 2022 compared to 2021, primarily as a result of the following:
•$1,065 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices, higher gas and NGL volumes, favorable commodity derivative activity, and an increase in transportation, processing and other; and
•$792 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, higher volumes in the DJ Basin, Permian, and Midcontinent regions, and an increase in transportation, processing and other, partially offset by unfavorable commodity derivative activity, and lower volumes in the South.
These increases were partially offset by:
•$800 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $1,038 million in 2022 compared to 2021, primarily as a result of the following:
•$1,085 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$753 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$800 million change in inter-segment eliminations, for the reasons discussed above.
General and Administrative Expense — General and administrative expense increased in 2022 compared to 2021, primarily due to timing of employee benefits and higher contract services.
Gain on Sale of Assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 due to increased earnings at Sand Hills primarily as a result of higher throughput volumes.
Net Income Attributable to Partners — Net income attributable to partners increased in 2022 compared to 2021 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin increased $19 million in 2022 compared to 2021, primarily as a result of the following:
•$39 million increase for our Gathering and Processing segment, primarily as a result of higher commodity prices, the negative impact of Winter Storm Uri resulting in producer shut-ins in the first quarter of 2021, higher gathering and processing margins, and higher volumes in the DJ Basin and Permian, partially offset by unfavorable commodity derivative activity attributable to our corporate equity hedge program, and lower volumes in the South region.
This increase was partially offset by:
•$20 million decrease for our Logistics and Marketing segment, primarily as a result of a decrease in gas pipeline and storage marketing margins due to less favorable commodity spreads and a decrease due to unfavorable NGL marketing and storage activity, partially offset by favorable commodity derivative activity, the negative impact of Winter Storm Uri in the first quarter of 2021, and an increase in NGL pipeline margins.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, and Southern Hills pipelines.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the DJ Basin and Permian region.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three months ended March 31, 2022 and 2021, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$71	$62
DCP Southern Hills Pipeline, LLC	24	24
Gulf Coast Express LLC	16	15
Front Range Pipeline LLC	10	9
Texas Express Pipeline LLC	5	4
Mont Belvieu 1 Fractionator	4	2
Discovery Producer Services LLC	6	8
Cheyenne Connector, LLC	4	3
Mont Belvieu Enterprise Fractionator	2	1
Other	1	—
Total earnings from unconsolidated affiliates	$143	$128
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$83	$52
DCP Southern Hills Pipeline, LLC	28	25
Gulf Coast Express LLC	20	19
Front Range Pipeline LLC	12	12
Texas Express Pipeline LLC	6	5
Mont Belvieu 1 Fractionator	4	2
Discovery Producer Services LLC	8	8
Cheyenne Connector, LLC	5	4
Mont Belvieu Enterprise Fractionator	1	1
Other	1	1
Total distributions from unconsolidated affiliates	$168	$129

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three months ended March 31, 2022
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,400	—	333	—	288	—	—
Southern Hills pipeline	970	—	128	—	118	—	—
Front Range pipeline	450	—	87	—	73	—	—
Texas Express pipeline	600	—	37	—	21	—	—
Other NGL pipelines (a)	1,090	—	310	—	182	—	—
Gulf Coast Express pipeline	500	—	—	—	—	0.49	—
Guadalupe pipeline	600	—	—	0.25	—	0.25	—
Cheyenne Connector	70	—	—	0.30	—	0.30	—
Mont Belvieu fractionators	—	2	—	—	—	—	53
Pipelines total	5,680	2	895	0.55	682	1.04	53
    (a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended March 31,		Variance 2022 vs. 2021
	2022	2021	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$3,185	$2,325	$860	37%
Transportation, processing and other	19	14	5	36%
Trading and marketing losses, net	(41)	(241)	200	83%
Total operating revenues	3,163	2,098	1,065	51%
Purchases and related costs	(3,147)	(2,062)	1,085	53%
Operating and maintenance expense	(8)	(6)	2	33%
Depreciation and amortization expense	(3)	(3)	—	—%
General and administrative expense	(1)	(1)	—	—%
Earnings from unconsolidated affiliates (a)	137	120	17	14%
Segment net income attributable to partners	$141	$146	$(5)	(3%)
Other data:
Segment adjusted gross margin (b)	$16	$36	$(20)	(56%)
Non-cash commodity derivative mark-to-market	$(45)	$(5)	$(40)	*
NGL pipelines throughput (MBbls/d) (c)	682	578	104	18%
Gas pipelines throughput (TBtu/d) (c)	1.0	1.0	—	—%
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

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Total Operating Revenues — Total operating revenues increased $1,065 million in 2022 compared to 2021, primarily as a result of the following:
•$544 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$316 million increase attributable to higher gas and NGL volumes; and
•$200 million increase as a result of commodity derivative activity attributable to a decrease in realized cash settlement losses of $240 million and an increase in unrealized commodity derivative losses of $40 million due to movements in forward prices of commodities; and
•$5 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs increased $1,085 million in 2022 compared to 2021, for the reasons discussed above.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 due to increased earnings at Sand Hills primarily as a result of higher throughput volumes.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $20 million in 2022 compared to 2021, primarily as a result of the following:
•$27 million decrease as a result of decreased gas pipeline and storage marketing margins due to less favorable commodity spreads in 2022; and
•$1 million decrease as a result of unfavorable NGL marketing and storage activity in 2022.
These decreases were partially offset by:
•$5 million increase as a result of the negative impact of Winter Storm Uri in the first quarter 2021; and
•$3 million increase as a result of NGL pipeline margins.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, and Southern Hills pipelines.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three months ended March 31, 2022
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,567	150
Midcontinent	6	23,500	1,110	797	70
Permian	9	15,500	1,100	966	115
South	7	7,000	1,630	780	67
Total	35	49,500	5,420	4,110	402
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended March 31,		Variance 2022 vs. 2021
	2022	2021	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,164	$1,338	$826	62%
Transportation, processing and other	136	104	32	31%
Trading and marketing losses, net	(194)	(128)	(66)	(52%)
Total operating revenues	2,106	1,314	792	60%
Purchases and related costs	(1,822)	(1,069)	753	70%
Operating and maintenance expense	(140)	(140)	—	—%
Depreciation and amortization expense	(81)	(81)	—	—%
General and administrative expense	(4)	(4)	—	—%
Gain on sale of assets, net	7	—	7	*
Earnings from unconsolidated affiliates (a)	6	8	(2)	(25%)
Segment net income	72	28	44	*
Segment net income attributable to noncontrolling interests	(1)	(1)	—	—%
Segment net income attributable to partners	$71	$27	$44	*
Other data:
Segment adjusted gross margin (b)	$284	$245	$39	16%
Non-cash commodity derivative mark-to-market	$(131)	$(48)	$(83)	*
Natural gas wellhead (MMcf/d) (c)	4,110	4,077	33	1%
NGL gross production (MBbls/d) (c)	402	361	41	11%
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Total Operating Revenues — Total operating revenues increased $792 million in 2022 compared to 2021, primarily as a result of the following:

•$634 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$192 million increase as a result of higher volumes in the DJ Basin, Permian, and Midcontinent regions, partially offset by lower volumes in the South region; and
•$32 million increase in transportation, processing and other.
These increases were partially offset by:
•$66 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $83 million due to movements in forward prices of commodities in 2022, partially offset by a decrease in realized cash settlement losses of $17 million.
Purchases and Related Costs — Purchases and related costs increased $753 million in 2022 compared to 2021, primarily as a result of the commodity price and volume changes discussed above.
Gain on Sale of Assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $39 million in 2022 compared to 2021, primarily as a result of the following:
•$126 million increase as a result of higher commodity prices; and
•$35 million increase as a result of the negative impact of Winter Storm Uri in the first quarter 2021 which reflected reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity; and
•$11 million increase due to higher gathering and processing margins and higher volumes in the DJ Basin and Permian, partially offset by lower volumes in the South Region.
These increases were partially offset by:
•$133 million decrease as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program; and
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the DJ Basin and Permian region.

Liquidity and Capital Resources
We expect our sources of liquidity to include:
•cash generated from operations;
•cash distributions from our unconsolidated affiliates;
•borrowings under our Credit Agreement and Securitization Facility;
•proceeds from asset rationalization;
•debt offerings;
•borrowings under term loans, or other credit facilities; and
•issuances of additional common units, preferred units or other securities.
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
Senior Notes — On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.95% Senior Notes due April 1, 2022, using borrowings under our Revolving Credit Facility and AR Securitization Facility.

Credit Agreement —On March 18, 2022, we amended the Credit Agreement. The amendment extended the term of the Credit Agreement from December 9, 2024 to March 18, 2027. The amendment also includes sustainability linked key performance indicators that increase or decrease the applicable margin and facility fee payable thereunder based on our safety performance relative to our peers and year-over-year change in our greenhouse gas emissions intensity rate. The Credit Agreement provides up to $1.4 billion of borrowing capacity and bears interest at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating.

As of March 31, 2022, we had unused borrowing capacity of $1,211 million, net of $172 million of outstanding borrowings and $17 million letters of credit, under the Credit Agreement, of which $1,211 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date. As of April 29, 2022, we had unused borrowing capacity of $1,308 million, net of $75 million of outstanding borrowings and $17 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of March 31, 2022, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the three months ended March 31, 2022, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $70 million and $81 million as of March 31, 2022 and December 31, 2021, respectively;
•Balances related to debt of $4.993 billion and $5.174 billion as of March 31, 2022 and December 31, 2021, respectively; and
•Interest expense, net of $69 million and $76 million for the three months ended March 31, 2022 and 2021, respectively.

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
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization

Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which continues to impact our working capital at March 31, 2022. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $400 million and $261 million as of March 31, 2022 and December 31, 2021, respectively, driven by current maturities of long term debt of $505 million and $355 million, respectively. We had net derivative working capital deficits of $194 million and $59 million as of March 31, 2022 and December 31, 2021, respectively.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
Net cash provided by (used in) operating activities	$189	$(4)
Net cash used in investing activities	$(8)	$(14)
Net cash used in financing activities	$(181)	$(30)

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Operating Activities — Net cash provided by operating activities increased $193 million in 2022 compared to the same period in 2021. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time remain under dispute and are taking longer to collect than normal. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $6 million in 2022 compared to the same period in 2021, primarily as a result of proceeds from the sale of assets, partially offset by an increase in capital expenditures.
Financing Activities — Net cash used in financing activities increased $151 million in 2022 compared to the same period in 2021, primarily as a result of higher net payments of debt.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and other long-term liabilities. See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 "Financial Statements" for amounts outstanding on March 31, 2022, related to debt.
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
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. In the ordinary course of our business, we purchase physical commodities and enter into arrangements related to other items, including long-term fractionation and transportation agreements, in future periods. We establish a margin for these purchases by entering into physical and financial sale and exchange transactions to maintain a balanced position between purchases and sales and future delivery obligations. We expect to fund the obligations with the corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate. We may enter into purchase order and non-cancelable construction agreements for capital expenditures. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $81 million during the three months ended March 31, 2022 and 2021.
On April 19, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on May 13, 2022 to unitholders of record on April 29, 2022.
On the same date, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on June 15, 2022 to unitholders of record on June 1, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 15, 2022 to unitholders of record on June 1, 2022. The Series C distribution will be paid on July 15, 2022 to unitholders of record on July 1, 2022.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 10. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2022	2021
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$3,375	$2,318
Cost of revenues
Purchases and related costs	2,719	1,763
Purchases and related costs from affiliates	99	55
Transportation and related costs from affiliates	257	219
Depreciation and amortization expense	90	91
Gross margin	210	190
Depreciation and amortization expense	90	91
Adjusted gross margin	$300	$281

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$3,163	$2,098
Cost of revenues
Purchases and related costs	3,147	2,062
Depreciation and amortization expense	3	3
Segment gross margin	13	33
Depreciation and amortization expense	3	3
Segment adjusted gross margin	$16	$36

Gathering and Processing segment:
Operating revenues	$2,106	$1,314
Cost of revenues
Purchases and related costs	1,822	1,069
Depreciation and amortization expense	81	81
Segment gross margin	203	164
Depreciation and amortization expense	81	81
Segment adjusted gross margin	$284	$245

	Three Months Ended March 31,
	2022	2021
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$141	$146
Non-cash commodity derivative mark-to-market	45	5
Depreciation and amortization expense, net of noncontrolling interest	3	3
Distributions from unconsolidated affiliates, net of earnings	23	1
Adjusted segment EBITDA	$212	$155

Gathering and Processing segment:
Segment net income attributable to partners	$71	$27
Non-cash commodity derivative mark-to-market	131	48
Depreciation and amortization expense, net of noncontrolling interest	81	81
Distributions from unconsolidated affiliates, net of earnings	2	—
Other income	(7)	—
Adjusted segment EBITDA	$278	$156

(a) We recognized no lower of cost or net realizable value adjustment for the three months ended March 31, 2022 and 2021.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2022 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of April 29, 2022 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
April 2022 — December 2022	Natural Gas	(132,778) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.40-$6.96/MMBtu
January 2023 — December 2023	Natural Gas	(45,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.80-$5.10/MMBtu
January 2024 — December 2024	Natural Gas	(20,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$3.78-$4.03/MMBtu
January 2025 — December 2025	Natural Gas	(5,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$3.82-$3.83/MMBtu
April 2022 — December 2022	NGLs	(14,228) Bbls/d (d)	Mt.Belvieu (b)	$.54-$1.81/Gal
January 2023 — December 2023	NGLs	(494) Bbls/d (d)	Mt.Belvieu (b)	$1.11/Gal
April 2022 — February 2023	Crude Oil	(4,492) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$82.15/Bbl
March 2023 — December 2023	Crude Oil	(3,923) Bbls/d (d)	NYMEX crude oil futures (c)	$60.37-$82.15/Bbl
January 2024 — December 2024	Crude Oil	(1,476) Bbls/d (d)	NYMEX crude oil futures (c)	$75.80-$80.60/Bbl
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of March 31, 2022:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

March 31, 2022	Natural Gas	6,660,974	MMBtu	$26	$3.93/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

April 2022 — June 2022	Natural Gas	(15,060,000)	MMBtu	$(9)	$3.95-$5.58/MMBtu
April 2022	Natural Gas	8,100,000	MMBtu	$2	$3.98-$5.50/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of March 31, 2022:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
April 2022 — December 2025	Natural Gas	(72,087,500)	MMBtu	$6	$0.05-$0.21/MMBtu
April 2022 — October 2026	Natural Gas	68,750,000	MMBtu	$(40)	$0.19-$0.83/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 and (b) Note 12 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1 million or more.

Item 1A. Risk Factors
An investment in our securities involves various risks. When considering an investment in us, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Third Amended and Restated Credit Agreement, dated as of March 18, 2022, by and among DCP Midstream Operating, LP, DCP Midstream, LP, Mizuho Bank, Ltd, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 22, 2022).

10.2	*
First Amendment to the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 7, 2022).

22		List of Guaranteed Securities
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: May 5, 2022	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)