Form 10-Q
period 2022-06-30
DCP Midstream, LP
filed 2022-08-03
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, there were 208,385,158 common units representing limited partnership interests outstanding.
1

 DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our Credit Facility
Credit Facility	Our $1.4 billion unsecured revolving credit facility, maturing March 18, 2027
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPIS	Oil Price Information Service
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
SOFR	Secured Overnight Financing Rate
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and in our Annual Report on Form 10-K for the year ended December 31, 2021, including the following risks and uncertainties:

•the disruption to economies around the world including the oil, gas and NGL industry in which we operate and the resulting adverse impact on our business, liquidity, commodity prices, workforce, third-party and counterparty effects and resulting federal, state and local actions;
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
•other factors beyond our control including the increased cost of labor, contractors, services, supplies and materials due to persistent inflation
•volatility in the price of our common units and preferred units;
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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$8	$1

Accounts receivable:
Trade, net of allowance for credit losses of $1 and $2 million, respectively	1,456	1,029
Affiliates	581	389
Other	12	7
Inventories	108	77
Unrealized gains on derivative instruments	100	86
Collateral cash deposits	267	128
Other	48	32
Total current assets	2,580	1,749
Property, plant and equipment, net	7,586	7,701
Intangible assets, net	36	39
Investments in unconsolidated affiliates	3,523	3,578
Unrealized gains on derivative instruments	31	10
Operating lease assets	101	104
Other long-term assets	207	199
Total assets	$14,064	$13,380
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,479	$977
Affiliates	315	205
Other	15	16
Current debt	505	355
Unrealized losses on derivative instruments	225	145
Accrued interest	81	79
Accrued taxes	64	51
Accrued wages and benefits	41	60
Capital spending accrual	5	7
Other	117	115
Total current liabilities	2,847	2,010
Long-term debt	4,622	5,078
Unrealized losses on derivative instruments	69	30
Deferred income taxes	34	34
Operating lease liabilities	90	93
Other long-term liabilities	252	259
Total liabilities	7,914	7,504
Commitments and contingent liabilities (see note 12)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	489	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,385,158 and 208,373,672 common units authorized, issued and outstanding, respectively)	5,380	5,106
Accumulated other comprehensive loss	(6)	(6)
Total partners’ equity	6,125	5,851
Noncontrolling interests	25	25
Total equity	6,150	5,876
Total liabilities and equity	$14,064	$13,380

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,880	$1,446	$5,208	$3,460
Sales of natural gas, NGLs and condensate to affiliates	1,219	667	2,346	1,222
Transportation, processing and other	184	125	339	243
Trading and marketing losses, net	(14)	(153)	(249)	(522)
Total operating revenues	4,269	2,085	7,644	4,403
Operating costs and expenses:
Purchases and related costs	3,269	1,540	5,988	3,303
Purchases and related costs from affiliates	100	47	199	102
Transportation and related costs from affiliates	275	252	532	471
Operating and maintenance expense	189	165	341	314
Depreciation and amortization expense	90	93	180	184
General and administrative expense	65	57	120	95
Asset impairments	1	20	1	20
Other income, net	(8)	(6)	(8)	(6)
Loss (gain) on sale of assets, net	—	1	(7)	1
Total operating costs and expenses	3,981	2,169	7,346	4,484
Operating income (loss)	288	(84)	298	(81)
Earnings from unconsolidated affiliates	168	131	311	259
Interest expense, net	(70)	(77)	(141)	(154)
Income (loss) before income taxes	386	(30)	468	24
Income tax expense	(2)	—	(3)	—
Net income (loss)	384	(30)	465	24
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income (loss) attributable to partners	383	(31)	463	22
Series A preferred limited partners' interest in net income	(9)	(10)	(18)	(19)
Series B preferred limited partners' interest in net income	(3)	(3)	(6)	(6)
Series C preferred limited partners' interest in net income	(3)	(2)	(5)	(4)
Net income (loss) allocable to limited partners	$368	$(46)	$434	$(7)
Net income (loss) per limited partner unit — basic and diluted	$1.77	$(0.22)	$2.08	$(0.03)
Weighted-average limited partner units outstanding — basic	208.4	208.4	208.4	208.4
Weighted-average limited partner units outstanding — diluted	208.5	208.4	208.6	208.4
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Net income (loss)	$384	$(30)	$465	$24
Other comprehensive income:
Total other comprehensive income	—	—	—	—
Total comprehensive income (loss)	384	(30)	465	24
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income (loss) attributable to partners	$383	$(31)	$463	$22
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
	(millions)
OPERATING ACTIVITIES:
Net income	$465	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	180	184
Earnings from unconsolidated affiliates	(311)	(259)
Distributions from unconsolidated affiliates	369	299
Net unrealized losses on derivative instruments	75	189
Asset impairments	1	20
(Gain) loss on sale of assets, net	(7)	1
Other, net	14	4
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(624)	(363)
Inventories	(31)	(14)
Accounts payable	606	259
Other assets and liabilities	(163)	(276)
Net cash provided by operating activities	574	68
INVESTING ACTIVITIES:
Capital expenditures	(60)	(41)
Acquisition	(16)	—
Investments in unconsolidated affiliates	(1)	—
Proceeds from sale of assets	16	—
Net cash used in investing activities	(61)	(41)
FINANCING ACTIVITIES:
Proceeds from debt	2,690	2,608
Payments of debt	(2,998)	(2,492)
Distributions to preferred limited partners	(29)	(28)
Distributions to limited partners and general partner	(163)	(163)
Distributions to noncontrolling interests	(2)	(2)
Debt issuance costs	(4)	—
Net cash used in financing activities	(506)	(77)
Net change in cash, cash equivalents and restricted cash	7	(50)
Cash, cash equivalents and restricted cash, beginning of period	1	56
Cash, cash equivalents and restricted cash, end of period	$8	$6

Reconciliation of cash, cash equivalents, and restricted cash:	June 30, 2022	June 30, 2021
Cash and cash equivalents	8	$5
Restricted cash included in other current assets	—	1
Total cash, cash equivalents, and restricted cash	$8	$6

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2022	$489	$156	$106	$5,106	$(6)	$25	$5,876
Net income	9	3	2	66	—	1	81
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	1	—	—	1
Balance, March 31, 2022	$498	$156	$106	$5,092	$(6)	$25	$5,871
Net income	9	3	3	368	—	1	384
Distributions to unitholders	(18)	(3)	(3)	(82)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	2	—	—	2
Balance, June 30, 2022	$489	$156	$106	$5,380	$(6)	$25	$6,150
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partner's Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2021	$489	$156	$106	$5,090	$(7)	$27	$5,861
Net income	9	3	2	39	—	1	54
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	4	—	—	4
Balance, March 31, 2021	$498	$156	$106	$5,052	$(7)	$27	$5,832
Net income	10	3	2	(46)	—	1	(30)
Distributions to unitholders	(18)	(3)	(2)	(82)	—	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	1	—	—	1
Balance, June 30, 2021	$490	$156	$106	$4,925	$(7)	$27	$5,697
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of June 30, 2022, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)

	Three Months Ended June 30, 2022
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,436	$1,238	$(1,169)	$1,505
Sales of NGLs and condensate (a)	2,333	1,579	(1,318)	2,594
Transportation, processing and other	18	166	—	184
Trading and marketing gains (losses), net (b)	2	(16)	—	(14)
Total operating revenues	$3,789	$2,967	$(2,487)	$4,269

	Six Months Ended June 30, 2022
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$2,499	$2,120	$(1,990)	$2,629
Sales of NGLs and condensate (a)	4,455	2,861	(2,391)	4,925
Transportation, processing and other	37	302	—	339
Trading and marketing losses, net (b)	(39)	(210)	—	(249)
Total operating revenues	$6,952	$5,073	$(4,381)	$7,644
(a)    Includes $708 million and $1,384 million for the three and six months ended June 30, 2022, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and six months ended June 30, 2022, these revenues are net of $1,005 million and $1,761 million, respectively, of buy-sell purchases related to buy-sell revenues of $1,089 million and $1,940 million, respectively, that are not within the scope of FASB ASC 606 "Revenue from Contractors with Customer" ("Topic 606").
(b)   Not within the scope of Topic 606.

	Three Months Ended June 30, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$610	$489	$(470)	$629
Sales of NGLs and condensate (a)	1,323	837	(676)	1,484
Transportation, processing and other	13	112	—	125
Trading and marketing losses, net (b)	(29)	(124)	—	(153)
Total operating revenues	$1,917	$1,314	$(1,146)	$2,085

	Six Months Ended June 30, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,730	$1,117	$(978)	$1,869
Sales of NGLs and condensate (a)	2,528	1,547	(1,262)	2,813
Transportation, processing and other	27	216	—	243
Trading and marketing losses, net (b)	(270)	(252)	—	(522)
Total operating revenues	$4,015	$2,628	$(2,240)	$4,403
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $399 million as of June 30, 2022. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of June 30, 2022. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

3. Agreements and Transactions with Affiliates
DCP Midstream, LLC
The following table summarizes employee related costs that were charged by DCP Midstream, LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$42	$38	$82	$77
General and administrative expense	$42	$39	$75	$65

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1,197	$646	$2,292	$1,173
Purchases and related costs from affiliates	$65	$19	$127	$49
Transportation and related costs from affiliates	$47	$37	$90	$74
Operating and maintenance and general administrative expenses	$4	$4	$7	$6
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$(2)	$—	$(2)	$4
Purchases and related costs from affiliates	$—	$8	$13	$15
Transportation and related costs from affiliates	$1	$—	$1	$—
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$24	$21	$56	$45
Transportation, processing, and other to affiliates	$3	$5	$7	$10
Purchases and related costs from affiliates	$35	$20	$59	$38
Transportation and related costs from affiliates	$227	$215	$441	$397

 We had balances with affiliates as follows:

	June 30, 2022	December 31, 2021
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$547	$361
Accounts payable	$218	$114
Other assets	$2	$1
Enbridge (including its affiliates):
Accounts receivable	$2	$—
Accounts payable	$10	$4
Unconsolidated affiliates:
Accounts receivable	$32	$28
Accounts payable	$87	$87

4. Inventories
Inventories were as follows:

	June 30, 2022	December 31, 2021
	(millions)
Natural gas	$50	$43
NGLs	58	34
Total inventories	$108	$77

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
statements of operations. We recognized no lower of cost or net realizable value adjustments for either of the three and six months ended June 30, 2022 and 2021.

5. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2022	December 31, 2021
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,670	$7,645
Processing, storage and terminal facilities	35 — 60 Years	5,060	5,057
Other	3 — 30 Years	559	585
Finance lease assets	2 — 5 Years	30	28
Construction work in progress		113	103
Property, plant and equipment		13,432	13,418
Accumulated depreciation		(5,846)	(5,717)
Property, plant and equipment, net		$7,586	$7,701
Interest capitalized on construction projects was $1 million for the three months ended June 30, 2022 and 2021, respectively, and $1 million for the six months ended June 30, 2022 and 2021, respectively.
Depreciation expense was $88 million and $91 million for the three months ended June 30, 2022 and 2021, respectively, and $177 million and $181 million for the six months ended June 30, 2022 and 2021, respectively.

6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2022	December 31, 2021
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,678	$1,703
DCP Southern Hills Pipeline, LLC	66.67%	717	728
Gulf Coast Express LLC	25.00%	414	422
Front Range Pipeline LLC	33.33%	192	195
Texas Express Pipeline LLC	10.00%	92	94
Mont Belvieu 1 Fractionator	20.00%	7	6
Discovery Producer Services LLC	40.00%	226	231
Cheyenne Connector, LLC	50.00%	146	148
Mont Belvieu Enterprise Fractionator	12.50%	29	28
Other	Various	22	23
Total investments in unconsolidated affiliates		$3,523	$3,578

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$104	$72	$175	$134
DCP Southern Hills Pipeline, LLC	21	22	45	46
Gulf Coast Express LLC	16	15	32	30
Front Range Pipeline LLC	11	9	21	18
Texas Express Pipeline LLC	5	5	10	9
Mont Belvieu 1 Fractionator	3	4	7	6
Discovery Producer Services LLC	3	3	9	11
Cheyenne Connector, LLC	3	1	7	4
Mont Belvieu Enterprise Fractionator	2	(2)	4	(1)
Other	—	2	1	2
Total earnings from unconsolidated affiliates	$168	$131	$311	$259
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)		(millions)
Statements of operations:
Operating revenue	$626	$528	$1,189	$1,017
Operating expenses	$246	$210	$463	$400
Net income	$380	$316	$724	$614

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
Three and Six Months Ended June 30, 2022 and 2021
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
The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$20	$77	$3	$100	$24	$62	$—	$86
Short-term investments (a)	$3	$1	$—	$4	$4	$1	$—	$5
Long-term assets:
Commodity derivatives	$—	$25	$6	$31	$—	$8	$2	$10
Investments in marketable securities (a)	$31	$—	$—	$31	$28	$—	$—	$28
Current liabilities:
Commodity derivatives	$(43)	$(179)	$(3)	$(225)	$(42)	$(100)	$(3)	$(145)
Long-term liabilities:
Commodity derivatives	$—	$(65)	$(4)	$(69)	$(1)	$(25)	$(4)	$(30)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
(a) $4 million and $5 million recorded within "Other" current assets and $31 million and $28 million recorded within "Other long-term assets" as of June 30, 2022 and December 31, 2021, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended June 30, 2022 (a):
Beginning balance	$2	$4	$(10)	$(5)
Net unrealized gains included in earnings	3	2	5	—
Transfers out of Level 3	(1)	—	2	1
Settlements	(1)	—	—	—
Ending balance	$3	$6	$(3)	$(4)
Net unrealized gains on derivatives still held included in earnings	$3	$3	$5	$(6)
Three months ended June 30, 2021 (a):
Beginning balance	$—	$2	$(4)	$(1)
Net unrealized gains (losses) included in earnings	1	(1)	(8)	(5)
Transfers out of Level 3	—	—	2	1
Settlements	—	—	1	—
Ending balance	$1	$1	$(9)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$1	$(1)	$(6)	$(5)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Six months ended June 30, 2022 (a):
Beginning balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) included in earnings	3	6	(6)	(6)
Transfers out of Level 3	—	(2)	4	6
Settlements	—	—	2	—
Ending balance	$3	$6	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$3	$4	$(2)	$(3)
Six months ended June 30, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized gains (losses) included in earnings	1	(1)	(12)	(8)
Transfers out of Level 3	—	—	2	4
Settlements	—	—	4	—
Ending balance	$1	$1	$(9)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$1	$(1)	$(8)	$(5)
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2022 and 2021
Quantitative Information and Fair Value Sensitivities Related to Level 3 Unobservable Inputs
We utilize the market approach to measure the fair value of our commodity contracts. The significant unobservable inputs used in this approach to fair value are longer dated price quotes. Our sensitivity to these longer dated forward curve prices are presented in the table below. Significant changes in any of those inputs in isolation would result in significantly different fair value measurements, depending on our short or long position in contracts.

	June 30, 2022
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$7	Market approach	Longer dated forward curve prices	$0.33-$2.09	$1.08	Per gallon
Natural gas	$2	Market approach	Longer dated forward curve prices	$3.40-$5.88	$3.74	Per MMBtu
Liabilities
NGLs	$(3)	Market approach	Longer dated forward curve prices	$0.45-$1.97	$1.11	Per gallon
Natural gas	$(4)	Market approach	Longer dated forward curve prices	$3.13-$5.14	$3.73	Per MMBtu
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2022 and December 31, 2021, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,140	$4,751	$5,445	$6,107
(a) Excludes unamortized issuance costs and finance lease liabilities.

8. Debt
Senior Notes Redemption
On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.950% Senior Notes due April 1, 2022 using borrowings under our Credit Facility and Securitization Facility.
Credit Agreement
On March 18, 2022, we amended the Credit Agreement. The amendment extended the term of the Credit Agreement from December 9, 2024 to March 18, 2027. The amendment also includes sustainability linked key performance indicators that increase or decrease the applicable margin and facility fee payable thereunder based on our safety performance relative to our peers and year-over-year change in our greenhouse gas emissions intensity rate. The Credit Agreement provides up to $1.4 billion of borrowing capacity and bears interest, as described in greater detail below, at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating.
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
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) SOFR, plus an applicable margin of 1.275% based on our current credit rating, plus an adjustment of 0.10%; or (2) (a) the base rate which shall be the higher of the Prime Rate, the Federal Funds rate plus 0.50% or the SOFR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.275% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.225% based on our current credit rating. This fee is paid on drawn and undrawn portions of the Credit Facility.
As of June 30, 2022, we had unused borrowing capacity of $1,380 million, net of $20 million of letters of credit, under the Credit Agreement, of which $1,380 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date.
Accounts Receivable Securitization Facility
The Securitization Facility provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR. At June 30, 2022 the interest rate was 2.737%. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
As of June 30, 2022, DCP Receivables had approximately $1,293 million of our accounts receivable securing borrowings of $305 million under the Securitization Facility.
The maturities of our debt as of June 30, 2022 are as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)

Debt Maturities
(millions)
2022	$—
2023	500
2024	305
2025	825
2026	—
Thereafter	3,500
Total debt	$5,130

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
Collateral
As of June 30, 2022, we had cash deposits of $267 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of June 30, 2022, we held letters of credit of $133 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	June 30, 2022				December 31, 2021
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Cash Collateral Pledged	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$131	$(2)	$—	$129	$96	$—	$96
Liabilities:
Commodity derivatives	$(294)	$2	$5	$(287)	$(175)	$—	$(175)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2022 and December 31, 2021.

Balance Sheet Line Item	June 30, 2022	December 31, 2021	Balance Sheet Line Item	June 30, 2022	December 31, 2021
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$100	$86	Unrealized losses on derivative instruments — current	$(225)	$(145)
Unrealized gains on derivative instruments — long-term	31	10	Unrealized losses on derivative instruments — long-term	(69)	(30)
Total	$131	$96	Total	$(294)	$(175)

For the six months ended June 30, 2022 and 2021, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)		(millions)
Realized losses	$(115)	$(17)	$(174)	$(333)
Unrealized gains (losses)	101	(136)	(75)	(189)
Trading and marketing losses, net	$(14)	$(153)	$(249)	$(522)
We do not have any derivative financial instruments that are designated as a hedge of a net investment.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	June 30, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2022	(849,000)	(42,566,900)	(5,347,476)	(2,915,000)
2023	(1,526,000)	(26,655,000)	(4,281,200)	(16,572,500)
2024	(720,000)	(8,235,000)	(1,337,000)	(5,940,000)
2025	—	(7,300,000)	(1,441,000)	(980,000)
2026	—	—	(1,440,000)	535,000
2027	—	—	(600,000)	—

	June 30, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(979,000)	(43,903,200)	(6,601,491)	(8,447,500)
2022	(1,106,000)	(55,662,500)	(8,213,698)	(590,000)
2023	(266,000)	3,650,000	(1,290,000)	1,070,000
2024	—	—	(1,440,000)	6,870,000
2025	—	—	(1,440,000)	6,387,500
2026	—	—	(720,000)	—

10. Partnership Equity and Distributions
Common Units — During the six months ended June 30, 2022 and 2021, we issued no common units pursuant to our at-the-market program. As of June 30, 2022, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner and DCP Midstream LLC are entitled to a percentage of all quarterly distributions equal to their limited partner interest approximately 57% as of June 30, 2022.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
Distributions — The following table presents our cash distributions paid in 2022:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
May 13, 2022	$0.39	$82
February 14, 2022	$0.39	$81

Distributions to Series A Preferred unitholders
June 15, 2022	$36.8750	$18

Distributions to Series B Preferred unitholders
June 15, 2022	$0.4922	$3
March 15, 2022	$0.4922	$3

Distributions to Series C Preferred unitholders
April 15, 2022	$0.4969	$2
January 18, 2022	$0.4969	$2

11. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted since 2020, we have the ability and intent to settle vested units through the issuance of common units. There were 593,360 and 497,703 restricted phantom units outstanding as of the three and six months ended June 30, 2021, that were not included in the calculation of diluted net loss per unit for the three and six months ended June 30, 2021 because including them would have been anti-dilutive.
Basic and diluted net income per limited partner unit was calculated as follows for the years indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions, except per unit amounts)

Net income (loss) allocable to limited partners	$368	$(46)	$434	$(7)
Weighted average limited partner units outstanding, basic	208,379,466	208,362,353	208,381,451	208,361,288
Dilutive effects of nonvested restricted phantom units	142,150	—	235,749	—
Weighted average limited partner units outstanding, diluted	208,521,616	208,362,353	208,617,200	208,361,288
Net income (loss) per limited partner unit, basic and diluted	$1.77	$(0.22)	$2.08	$(0.03)

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
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
replacement value of real and personal property and includes business interruption; and (vi) insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.
Environment, Health and Safety — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to the environment, health and safety. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, health and safety standards applicable to workers and the public, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs; (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations; (iii) state and federal regulatory agencies regarding the emission of greenhouse gases and other air emissions associated with our operations or the materials managed as part of our business, which could impose regulatory burdens and increase the cost of our operations; and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.
The following pending proceedings involve governmental authorities as a party under federal, state, and local laws regulating the discharge of materials into the environment. We have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect on our results of operations, financial position, or cash flows:

•In March 2019, Region 8 of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation alleging various non-compliance with federal Leak Detection and Repair (LDAR) regulations, known as Subparts KKK and OOOO that exist to mitigate emissions of volatile organic compounds from certain equipment at natural gas plants, at various times over the course of late 2011 through 2017 at five of our Colorado natural gas processing plants. DCP does not agree with many of the allegations of non-compliance, and has been engaged in discussions with EPA about the propriety of the allegations, including the facts and regulatory underpinnings of the various allegations. DCP, EPA and the State of Colorado resolved these allegations in July 2022 with a Consent Decree in which DCP agrees to implement enhancements to its LDAR program at all of its Colorado natural gas processing plants, implement an environmental mitigation project valued at $1.15 million at its Mewbourn gas plant in Colorado, and pay a civil penalty of $3.25 million. The Consent Decree will undergo public review in August 2022. DCP does not believe that the resolution of this matter will have a material adverse effect on our results of operations, financial position, or cash flows.

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
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
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
The following tables set forth our segment information:
Three Months Ended June 30, 2022

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,789	$2,967	$—	$(2,487)	$4,269
Adjusted gross margin (a)	$40	$585	$—	$—	$625
Operating and maintenance expense	(9)	(175)	(5)	—	(189)
General and administrative expense	(2)	(5)	(58)	—	(65)
Depreciation and amortization expense	(3)	(82)	(5)	—	(90)
Asset impairments	—	(1)	—	—	(1)
Other income (expense), net	10	(2)	—	—	8
Earnings from unconsolidated affiliates	165	3	—	—	168
Interest expense	—	—	(70)	—	(70)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$201	$323	$(140)	$—	$384
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$201	$322	$(140)	$—	$383
Non-cash derivative mark-to-market	$26	$75	$—	$—	$101
Capital expenditures	$4	$31	$2	$—	$37
Investments in unconsolidated affiliates, net	$—	$—	$—	$—	$—

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)

Six Months Ended June 30, 2022:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,952	$5,073	$—	$(4,381)	$7,644
Adjusted gross margin (a)	$56	$869	$—	$—	$925
Operating and maintenance expense	(17)	(315)	(9)	—	(341)
General and administrative expense	(3)	(9)	(108)	—	(120)
Depreciation and amortization expense	(6)	(163)	(11)	—	(180)
Asset impairments	—	(1)	—	—	(1)
Other income (expense), net	10	(2)	—	—	8
Gain on sale of assets, net	—	7	—	—	7
Earnings from unconsolidated affiliates	302	9	—	—	311
Interest expense	—	—	(141)	—	(141)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$342	$395	$(272)	$—	$465
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$342	$393	$(272)	$—	$463
Non-cash derivative mark-to-market	$(19)	$(56)	$—	$—	$(75)
Capital expenditures	$6	$51	$3	$—	$60
Investments in unconsolidated affiliates, net	$—	$1	$—	$—	$1

Three Months Ended June 30, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,917	$1,314	$—	$(1,146)	$2,085
Adjusted gross margin (a)	$7	$239	$—	$—	$246
Operating and maintenance expense	(12)	(146)	(7)	—	(165)
General and administrative expense	(2)	(4)	(51)	—	(57)
Depreciation and amortization expense	(3)	(82)	(8)	—	(93)
Other income, net	5	1	—	—	6
Asset impairments	(13)	(7)	—	—	(20)
Loss on sale of assets, net	—	(1)	—	—	(1)
Earnings from unconsolidated affiliates	127	4	—	—	131
Interest expense	—	—	(77)	—	(77)
Net income (loss)	$109	$4	$(143)	$—	$(30)
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$109	$3	$(143)	$—	$(31)
Non-cash derivative mark-to-market	$(35)	$(101)	$—	$—	$(136)
Capital expenditures	$—	$24	$3	$—	$27

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
Six Months Ended June 30, 2021:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$4,015	$2,628	$—	$(2,240)	$4,403
Adjusted gross margin (a)	$43	$484	$—	$—	$527
Operating and maintenance expense	(18)	(286)	(10)	—	(314)
General and administrative expense	(3)	(8)	(84)	—	(95)
Depreciation and amortization expense	(6)	(163)	(15)	—	(184)
Other income, net	5	1	—	—	6
Asset impairments	(13)	(7)	—	—	(20)
Loss on sale of assets, net	—	(1)	—	—	(1)
Earnings from unconsolidated affiliates	247	12	—	—	259
Interest expense	—	—	(154)	—	(154)
Net income (loss)	$255	$32	$(263)	$—	$24
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$255	$30	$(263)	$—	$22
Non-cash derivative mark-to-market	$(40)	$(149)	$—	$—	$(189)
Capital expenditures	$—	$37	$4	$—	$41

	June 30,	December 31,
	2022	2021
	(millions)
Segment long-term assets:
Gathering and Processing	$7,409	$7,515
Logistics and Marketing	3,856	3,887
Other (b)	219	229
Total long-term assets	11,484	11,631
Current assets	2,580	1,749
Total assets	$14,064	$13,380

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
14. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$138	$156
Cash paid for income taxes, net of income tax refunds	$—	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$12	$10
Other non-cash changes in property, plant and equipment	$(2)	$(2)
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$14	$15

15. Subsequent Events
On July 19, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on August 12, 2022 to unitholders of record on July 29, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2022 to unitholders of record on September 1, 2022. The Series C distribution will be paid on October 17, 2022 to unitholders of record on October 3, 2022.
On July 29, 2022, we amended our Securitization Facility to, among other things, conform the sustainability adjustment provisions to the corresponding sustainability adjustment provisions in our Credit Facility, update the interest rate provisions to reflect an adjusted SOFR, and to include an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million.
On August 1, 2022, we completed the acquisition of 100 percent of the membership interests in the legal entities holding gathering and processing assets in the Permian Basin (“James Lake System”) from Woodland Midstream II. The James Lake System consists of complementary midstream infrastructure gas gathering and processing assets in West Texas and associated contracts that will be integrated into our Permian region. The total consideration paid was $160 million funded with cash and borrowings on our Credit Facility, subject to customary post-closing adjustments for net working capital and debt. Due to the recent closing of this acquisition, the initial purchase price accounting for the transaction was not yet complete at the time of filing. We plan to provide these disclosures in our Quarterly Report on Form 10-Q for the period ended September 30, 2022 to be filed with the SEC.

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
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee-based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have been volatile during 2022 and are subject to global energy supply and demand fundamentals as well as geopolitical disruptions. Drilling activity levels vary by geographic area and we will continue to target our strategy in geographic areas where we expect producer drilling activity. However, domestic exploration, development and production remain limited, and are growing slower than demand and our natural gas throughput and NGL volumes continue to be impacted as a result.
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
We intend to be a proactive participant in the transition to a lower carbon energy future. In August 2021, we announced two goals for companywide greenhouse gas (GHG) emission reductions. By 2030, our goal is to reduce our total Scope 1 and Scope 2 greenhouse gas emissions by 30% from our 2018 baseline. Additionally, by 2050, our goal is to achieve net zero greenhouse gas emissions. We plan to achieve these targets through increased efficiency and modernization of existing operations and reducing greenhouse gas emissions within the base business. We are continuously working to improve operational and energy efficiency through resource and energy conservation throughout our operations and made progress towards our goals by reducing Scope 1 and Scope 2 GHG emissions across our operations by approximately 23% from the 2018 baseline through the end of 2021.We also plan to leverage our existing infrastructure to establish adjacent lines of business that capture growing market opportunities and capitalize on green energy growth. To measure and report progress against these targets, we utilize an emission calculation protocol intended to align with the Energy Infrastructure Council (EIC) Midstream ESG Reporting Template, which is based upon the principles noted in the World Resources Institute (WRI) Corporate Accounting and Reporting Standard & Scope 2 Protocols. While we believe these goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee that they will be met.
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
Recent Events
Acquisition
On August 1, 2022, we completed the acquisition of 100 percent of the membership interests in the legal entities holding gathering and processing assets in the Permian Basin (“James Lake System”) from Woodland Midstream II. The James Lake System consists of complementary midstream infrastructure gas gathering and processing assets in West Texas and associated contracts that will be integrated into our Permian region. The total consideration paid was $160 million funded with cash and borrowings on our Credit Facility, subject to customary post-closing adjustments for net working capital and debt. Due to the recent closing of this acquisition, the initial purchase price accounting for the transaction was not yet complete at the time of filing. We plan to provide these disclosures in our Quarterly Report on Form 10-Q for the period ended September 30, 2022 to be filed with the SEC.
On July 29, 2022, we amended our Securitization Facility to, among other things, conform the sustainability adjustment provisions to the corresponding sustainability adjustment provisions in our Credit Facility, update the interest rate provisions to reflect an adjusted SOFR, and to include an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million.
Common and Preferred Distributions
On July 19, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on August 12, 2022 to unitholders of record on July 29, 2022.

On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2022 to unitholders of record on September 1, 2022. The Series C distribution will be paid on October 17, 2022 to unitholders of record on October 3, 2022.

Results of Operations

Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2022 vs. 2021		Variance Six Months 2022 vs. 2021
	2022	2021	2022	2021	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$3,789	$1,917	$6,952	$4,015	$1,872	98%	$2,937	73%
Gathering and Processing	2,967	1,314	5,073	2,628	1,653	*	2,445	93%
Inter-segment eliminations	(2,487)	(1,146)	(4,381)	(2,240)	1,341	*	2,141	96%
Total operating revenues	4,269	2,085	7,644	4,403	2,184	*	3,241	74%
Purchases and related costs
Logistics and Marketing	(3,749)	(1,910)	(6,896)	(3,972)	1,839	96%	2,924	74%
Gathering and Processing	(2,382)	(1,075)	(4,204)	(2,144)	1,307	*	2,060	96%
Inter-segment eliminations	2,487	1,146	4,381	2,240	1,341	*	2,141	96%
Total purchases	(3,644)	(1,839)	(6,719)	(3,876)	1,805	98%	2,843	73%
Operating and maintenance expense	(189)	(165)	(341)	(314)	24	15%	27	9%
Depreciation and amortization expense	(90)	(93)	(180)	(184)	(3)	(3)%	(4)	(2%)
General and administrative expense	(65)	(57)	(120)	(95)	8	14%	25	26%
Asset impairments	(1)	(20)	(1)	(20)	(19)	(95)%	(19)	(95%)
Other income, net	8	6	8	6	2	33%	2	33%
(Loss) gain on sale of assets, net	—	(1)	7	(1)	(1)	*	8	*
Earnings from unconsolidated affiliates (b)	168	131	311	259	37	28%	52	20%
Interest expense	(70)	(77)	(141)	(154)	(7)	(9%)	(13)	(8%)
Income tax expense	(2)	—	(3)	—	2	*	3	*
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Net income (loss) attributable to partners	$383	$(31)	$463	$22	$414	*	$441	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$40	$7	$56	$43	$33	*	$13	30%
Gathering and Processing	585	239	869	484	346	*	385	80%
Total adjusted gross margin	$625	$246	$925	$527	$379	*	$398	76%

Non-cash commodity derivative mark-to-market	$101	$(136)	$(75)	$(189)	$237	*	$114	60%
NGL pipelines throughput (MBbls/d) (d)	720	671	701	625	49	7%	76	12%
Gas pipelines throughput (TBtu/d) (d)	1.1	1.0	1.1	1.0	0.1	10%	0.1	10%
Natural gas wellhead (MMcf/d) (d)	4,383	4,338	4,246	4,206	45	1%	40	1%
NGL gross production (MBbls/d) (d)	427	409	414	385	18	4%	29	8%
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

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
Total Operating Revenues — Total operating revenues increased $2,184 million in 2022 compared to 2021 primarily as a result of the following:
•$1,872 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices, favorable commodity derivative activity, and an increase in transportation, processing and other; and
•$1,653 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, favorable commodity derivative activity, higher volumes in the DJ Basin, Permian, and Midcontinent regions, and an increase in transportation, processing and other, partially offset by lower volumes in the South.
These increases were partially offset by:
•$1,341 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $1,805 million in 2022 compared to 2021 primarily as a result of the following:
•$1,839 million increase for our Logistics and Marketing segment for the reasons discussed above; and
•$1,307 million increase for our Gathering and Processing segment for the reasons discussed above.
These increases were partially offset by:
•$1,341 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs and reliability spend primarily in the Permian and North.
General and Administrative Expense — General and administrative expense increased in 2022 compared to 2021, primarily due to higher employee costs and benefits.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent region and the Logistics and Marketing segment.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, and higher throughput volumes on the Sand Hills pipeline.
Net Income Attributable to Partners — Net income attributable to partners increased in 2022 compared to 2021 for the reasons discussed above.
Gross Margin — Gross margin increased $379 million in 2022 compared to 2021 primarily as a result of the following:
•$346 million increase for our Gathering and Processing segment primarily as a result of higher commodity prices, commodity derivative activity as discussed above, higher gathering and processing margins and higher volumes in the Permian and DJ Basin, and higher margins in the Midcontinent, partially offset by lower volumes in the South; and
•$33 million increase for our Logistics and Marketing segment primarily as a result of commodity derivative activity and increased gas marketing and storage margins, partially offset by a contract settlement and unfavorable NGL marketing activity in 2022.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Front Range, Sand Hills, and Southern Hills pipelines.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the DJ Basin and Permian region.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Total Operating Revenues — Total operating revenues increased $3,241 million in 2022 compared to 2021, primarily as a result of the following:
•$2,937 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices, higher gas and NGL volumes, favorable commodity derivative activity, and an increase in transportation, processing and other; and
•$2,445 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, higher volumes in the Permian, DJ Basin, and Midcontinent regions, an increase in transportation, processing and other, and favorable commodity derivative activity, partially offset by lower volumes in the South.
These increases were partially offset by:
•$2,141 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $2,843 million in 2022 compared to 2021, primarily as a result of the following:
•$2,924 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$2,060 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$2,141 million change in inter-segment eliminations, for the reasons discussed above.
General and Administrative Expense — General and administrative expense increased in 2022 compared to 2021, primarily due to higher employee costs and benefits.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent and the Logistics and Marketing segment.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, and higher throughput volumes on the Sand Hills pipeline.
Net Income Attributable to Partners — Net income attributable to partners increased in 2022 compared to 2021 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin increased $398 million in 2022 compared to 2021, primarily as a result of the following:
•$385 million increase for our Gathering and Processing segment, primarily as a result of higher commodity prices, higher gathering and processing margins, and the negative impact of Winter Storm Uri resulting in producer shut-ins in the first quarter of 2021, partially offset by unfavorable commodity derivative activity attributable to our corporate equity hedge program; and
•$13 million increase for our Logistics and Marketing segment, primarily as a result of an increase in gas pipeline and storage marketing margins due to more favorable commodity spreads in 2022, the negative impact of Winter Storm Uri in the first quarter of 2021, and an increase in NGL pipeline margins, partially offset by a contract settlement and unfavorable NGL marketing activity.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, and Southern Hills pipelines.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.

Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three and six months ended June 30, 2022 and 2021, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$104	$72	$175	$134
DCP Southern Hills Pipeline, LLC	21	22	45	46
Gulf Coast Express LLC	16	15	32	30
Front Range Pipeline LLC	11	9	21	18
Texas Express Pipeline LLC	5	5	10	9
Mont Belvieu 1 Fractionator	3	4	7	6
Discovery Producer Services LLC	3	3	9	11
Cheyenne Connector, LLC	3	1	7	4
Mont Belvieu Enterprise Fractionator	2	(2)	4	(1)
Other	—	2	1	2
Total earnings from unconsolidated affiliates	$168	$131	$311	$259
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$117	$87	$200	$139
DCP Southern Hills Pipeline, LLC	28	30	56	55
Gulf Coast Express LLC	20	20	40	39
Front Range Pipeline LLC	12	10	24	22
Texas Express Pipeline LLC	6	6	12	11
Mont Belvieu 1 Fractionator	2	4	6	6
Discovery Producer Services LLC	7	9	15	17
Cheyenne Connector, LLC	5	4	10	8
Mont Belvieu Enterprise Fractionator	3	(1)	4	—
Other	1	1	2	2
Total distributions from unconsolidated affiliates	$201	$170	$369	$299

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	—	333	—	304	—	296	—
Southern Hills pipeline	950	—	128	—	122	—	120	—
Front Range pipeline	450	—	87	—	78	—	75	—
Texas Express pipeline	600	—	37	—	23	—	22	—
Other NGL pipelines (a)	1,100	—	310	—	193	—	188	—
Gulf Coast Express pipeline	500	—	—	0.50	—	0.49	—	0.49
Guadalupe pipeline	600	—	—	0.25	—	0.29	—	0.29
Cheyenne Connector	70	—	—	0.30	—	0.30	—	0.31
Mont Belvieu fractionators	—	2	—	—	—	—	—	—
Pipelines total	5,670	2	895	1.05	720	1.08	701	1.09
    (a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2022 vs. 2021		Variance Six Months 2022 vs. 2021
	2022	2021	2022	2021	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$3,769	$1,933	$6,954	$4,258	$1,836	95%	$2,696	63%
Transportation, processing and other	18	13	37	27	5	38%	10	37%
Trading and marketing gains (losses), net	2	(29)	(39)	(270)	31	*	231	86%
Total operating revenues	3,789	1,917	6,952	4,015	1,872	98%	2,937	73%
Purchases and related costs	(3,749)	(1,910)	(6,896)	(3,972)	1,839	96%	2,924	74%
Operating and maintenance expense	(9)	(12)	(17)	(18)	(3)	(25%)	(1)	(6%)
Depreciation and amortization expense	(3)	(3)	(6)	(6)	—	—%	—	—%
General and administrative expense	(2)	(2)	(3)	(3)	—	—%	—	—%
Asset impairments	—	(13)	—	(13)	(13)	*	(13)	*
Other income, net	10	5	10	5	5	*	5	*
Earnings from unconsolidated affiliates (a)	165	127	302	247	38	30%	55	22%
Segment net income attributable to partners	$201	$109	$342	$255	$92	84%	$87	34%
Other data:
Segment adjusted gross margin (b)	$40	$7	$56	$43	$33	*	$13	30%
Non-cash commodity derivative mark-to-market	$26	$(35)	$(19)	$(40)	$61	*	$21	53%
NGL pipelines throughput (MBbls/d) (c)	720	671	701	625	49	7%	76	12%
Gas pipelines throughput (TBtu/d) (c)	1.1	1.0	1.1	1.0	0.1	10%	0.1	10%
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

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
Total Operating Revenues — Total operating revenues increased $1,872 million in 2022 compared to 2021, primarily as a result of the following:
•$1,848 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$31 million increase as a result of commodity derivative activity attributable to a $61 million increase in unrealized commodity derivative gains partially offset by an increase in realized cash settlement losses of $30 million due to movements in forward prices of commodities in 2022; and.
•$5 million increase in transportation, processing and other.
These increases were partially offset by:
•$12 million decrease attributable to lower gas volumes partially offset by higher NGL volumes.
Purchases and Related Costs — Purchases and related costs increased $1,839 million in 2022 compared to 2021, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to an asset in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Other Income — Other income in 2022 and 2021 was primarily a result of contractual settlements.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, and higher throughput volumes on the Sand Hills pipeline.
Segment Gross Margin — Segment gross margin increased $33 million in 2022 compared to 2021, primarily as a result of the following:
•$31 million increase as a result of commodity derivative activity discussed above; and
•$23 million increase as a result of gas marketing and storage margins.
These increases were partially offset by:
•$16 million contract settlement; and
•$5 million decrease as a result of unfavorable NGL marketing activity.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Front Range, Sand Hills, and Southern Hills pipelines.
Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Total Operating Revenues — Total operating revenues increased $2,937 million in 2022 compared to 2021, primarily as a result of the following:
•$2,392 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$304 million increase attributable to higher gas and NGL volumes; and
•$231 million increase as a result of commodity derivative activity attributable to a decrease in realized cash settlement losses of $210 million and a decrease in unrealized commodity derivative losses of $21 million due to movements in forward prices of commodities; and

•$10 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs increased $2,924 million in 2022 compared to 2021, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to an asset in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Other Income — Other income in 2022 and 2021 was primarily a result of contractual settlements.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, and higher throughput volumes on the Sand Hills pipeline.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $13 million in 2022 compared to 2021, primarily as a result of the following:
•$27 million increase as a result of increased gas pipeline and storage marketing margins due to more favorable commodity spreads in 2022; and
•$5 million increase as a result of the negative impacts of Winter Storm Uri in the first quarter 2021; and
•$4 million increase as a result of NGL pipeline margins.
These increases were partially offset by:
•$16 million contract settlement; and
•$7 million decrease as a result of unfavorable NGL marketing activity in 2022.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, and Southern Hills pipelines.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,578	157	1,572	153
Midcontinent	6	23,500	1,110	838	75	818	72
Permian	9	15,000	1,100	982	122	974	119
South	7	7,000	1,630	985	73	882	70
Total	35	49,000	5,420	4,383	427	4,246	414
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2022 vs. 2021		Variance Six Months 2022 vs. 2021
	2022	2021	2022	2021	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,817	$1,326	$4,981	$2,664	$1,491	*	$2,317	87%
Transportation, processing and other	166	112	302	216	54	48%	86	40%
Trading and marketing losses, net	(16)	(124)	(210)	(252)	108	87%	42	17%
Total operating revenues	2,967	1,314	5,073	2,628	1,653	*	2,445	93%
Purchases and related costs	(2,382)	(1,075)	(4,204)	(2,144)	1,307	*	2,060	96%
Operating and maintenance expense	(175)	(146)	(315)	(286)	29	20%	29	10%
Depreciation and amortization expense	(82)	(82)	(163)	(163)	—	—%	—	—%
General and administrative expense	(5)	(4)	(9)	(8)	1	25%	1	13%
Asset impairments	(1)	(7)	(1)	(7)	(6)	(86%)	(6)	(86%)
Other (expense) income, net	(2)	1	(2)	1	3	*	3	*
(Loss) gain on sale of assets, net	—	(1)	7	(1)	(1)	*	(8)	*
Earnings from unconsolidated affiliates (a)	3	4	9	12	(1)	(25%)	(3)	(25%)
Segment net income	323	4	395	32	319	*	363	*
Segment net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Segment net income attributable to partners	$322	$3	$393	$30	$319	*	$363	*
Other data:
Segment adjusted gross margin (b)	$585	$239	$869	$484	$346	*	$385	80%
Non-cash commodity derivative mark-to-market	$75	$(101)	$(56)	$(149)	176	*	$93	62%
Natural gas wellhead (MMcf/d) (c)	4,383	4,338	4,246	4,206	45	1%	40	1%
NGL gross production (MBbls/d) (c)	427	409	414	385	18	4%	29	8%
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Total Operating Revenues — Total operating revenues increased $1,653 millions in 2022 compared to 2021, primarily as a result of the following:
•$1,401 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$108 million increase as a result of commodity derivative activity attributable to a $176 million increase in unrealized commodity derivative gains partially offset by an increase in realized cash settlement losses of $68 million due to movements in forward prices of commodities in 2022; and
•$90 million increase as a result of higher volumes in the DJ Basin, Permian, and Midcontinent regions, partially offset by lower volumes in the South region; and
•$54 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $1,307 million in 2022 compared to 2021, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs and reliability spend primarily in the Permian and North.
Asset Impairments — Asset impairments in 2021 relate to certain long-lived assets in the Midcontinent region.
Segment Gross Margin — Segment gross margin increased $346 million in 2022 compared to 2021, primarily as a result of the following:
•$180 million increase as a result of higher commodity prices;
•$108 million increase as a result of commodity derivative activity as discussed above; and
•$58 million increase due to higher gathering and processing margins and higher volumes in the Permian and DJ Basin, and higher margins in the Midcontinent, partially offset by lower volumes in the South.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the Permian and DJ Basin.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Total Operating Revenues — Total operating revenues increased $2,445 million in 2022 compared to 2021, primarily as a result of the following:
•$2,035 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$282 million increase as a result of higher volumes in the Permian, DJ Basin, and Midcontinent regions, partially offset by lower volumes in the South region; and
•$86 million increase in transportation, processing and other.
•$42 million increase as a result of commodity derivative activity attributable to a $93 million decrease in unrealized commodity derivative losses partially offset by an increase in realized cash settlement losses of $51 million due to movements in forward prices of commodities in 2022.
Purchases and Related Costs — Purchases and related costs increased $2,060 million in 2022 compared to 2021, primarily as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs and reliability spend primarily in the Permian and North.
Asset Impairments — Asset impairments in 2021 relate to certain long-lived assets in the Midcontinent region.

Gain on Sale of Assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $385 million in 2022 compared to 2021, primarily as a result of the following:
•$307 million increase as a result of higher commodity prices; and
•$69 million increase due to higher gathering and processing margins and higher volumes in the Permian and DJ Basin and higher margins in the Midcontinent, partially offset by lower volumes in the South Region; and
•$35 million increase as a result of the negative impact of Winter Storm Uri in the first quarter 2021 which reflected reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.
These increases were partially offset by:
•$26 million decrease as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.

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
Senior Notes — On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.95% Senior Notes due April 1, 2022, using borrowings under our Credit Facility and Securitization Facility.

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

As of June 30, 2022, we had unused borrowing capacity of $1,380 million, net of $20 million letters of credit, under the Credit Agreement, of which $1,380 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date. As of July 29, 2022, we had unused borrowing capacity of $1,380 million, net of $20 million of letters of credit, under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of June 30, 2022, we had $305 million of outstanding borrowings under our Securitization Facility at an adjusted SOFR.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the six months ended June 30, 2022, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $84 million and $81 million as of June 30, 2022 and December 31, 2021, respectively;
•Balances related to debt of $4.822 billion and $5.174 billion as of June 30, 2022 and December 31, 2021, respectively; and
•Interest expense, net of $69 million and $76 million for the three months ended June 30, 2022 and 2021, respectively, and $138 million and $152 million for the six months ended June 30, 2022 and 2021, respectively.

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
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which continues to impact our working capital at June 30, 2022. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $267 million and $261 million as of June 30, 2022 and December 31, 2021, respectively, driven by current maturities of long term debt of $505 million and $355 million, respectively. We had net derivative working capital deficits of $125 million and $59 million as of June 30, 2022 and December 31, 2021, respectively.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2022	2021
	(millions)
Net cash provided by operating activities	$574	$68
Net cash used in investing activities	$(61)	$(41)
Net cash used in financing activities	$(506)	$(77)

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Operating Activities — Net cash provided by operating activities increased $506 million in 2022 compared to the same period in 2021. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities increased $20 million in 2022 compared to the same period in 2021, primarily as a result of an increase in capital expenditures and a deposit for an acquisition, partially offset by proceeds from the sale of assets.
Financing Activities — Net cash used in financing activities increased $429 million in 2022 compared to the same period in 2021, primarily as a result of higher net payments of debt.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and other long-term liabilities. See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 "Financial Statements" for amounts outstanding on June 30, 2022, related to debt.
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
We expect to fund future acquisitions and capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, Securitization Facility and the issuance of additional debt and equity securities. We funded our acquisition of the James Lake system with with cash and borrowings on our Credit Facility. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $163 million during the six months ended June 30, 2022 and 2021.
On July 19, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on August 12, 2022 to unitholders of record on July 29, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2022 to unitholders of record on September 1, 2022. The Series C distribution will be paid on October 17, 2022 to unitholders of record on October 3, 2022.
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$4,269	$2,085	$7,644	$4,403
Cost of revenues
Purchases and related costs	3,269	1,540	5,988	3,303
Purchases and related costs from affiliates	100	47	199	102
Transportation and related costs from affiliates	275	252	532	471
Depreciation and amortization expense	90	93	180	184
Gross margin	535	153	745	343
Depreciation and amortization expense	90	93	180	184
Adjusted gross margin	$625	$246	$925	$527

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$3,789	$1,917	$6,952	$4,015
Cost of revenues
Purchases and related costs	3,749	1,910	6,896	3,972
Depreciation and amortization expense	3	3	6	6
Segment gross margin	37	4	50	37
Depreciation and amortization expense	3	3	6	6
Segment adjusted gross margin	$40	$7	$56	$43

Gathering and Processing segment:
Operating revenues	$2,967	$1,314	$5,073	$2,628
Cost of revenues
Purchases and related costs	2,382	1,075	4,204	2,144
Depreciation and amortization expense	82	82	163	163
Segment gross margin	503	157	706	321
Depreciation and amortization expense	82	82	163	163
Segment adjusted gross margin	$585	$239	$869	$484

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$201	$109	$342	$255
Non-cash commodity derivative mark-to-market	(26)	35	19	40
Depreciation and amortization expense, net of noncontrolling interest	3	3	6	6
Distributions from unconsolidated affiliates, net of earnings	29	34	52	35
Asset impairments	—	13	—	13
Other income	(2)	—	(2)	—
Adjusted segment EBITDA	$205	$194	$417	$349

Gathering and Processing segment:
Segment net income attributable to partners	$322	$3	$393	$30
Non-cash commodity derivative mark-to-market	(75)	101	56	149
Depreciation and amortization expense, net of noncontrolling interest	81	80	162	161
Distributions from unconsolidated affiliates, net of earnings	4	5	6	5
Asset impairments	1	7	1	7
Gain on sale of assets	—	—	(7)	—
Other expense	2	1	2	1
Adjusted segment EBITDA	$335	$197	$613	$353

(a) We recognized no lower of cost or net realizable value adjustment for the three and six months ended June 30, 2022 and 2021, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2022 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of July 29, 2022 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
July 2022 — December 2022	Natural Gas	(107,500) MMBtu/d (d)	NYMEX Final Settlement Price (a)	$2.40-$9.24/MMBtu
January 2023 — December 2023	Natural Gas	(55,000) MMBtu/d (d)	NYMEX Final Settlement Price (a)	$2.80-$5.40/MMBtu
January 2024 — December 2024	Natural Gas	(22,500) MMBtu/d (d)	NYMEX Final Settlement Price (a)	$3.78-$4.39/MMBtu
January 2025 — December 2025	Natural Gas	(20,000) MMBtu/d (d)	NYMEX Final Settlement Price (a)	$3.82-$4.29/MMBtu
July 2022 — December 2022	NGLs	(15,901) Bbls/d (e)	Mt.Belvieu (b)	$.54-$1.81/Gal
January 2023 — December 2023	NGLs	(3,455) Bbls/d (e)	Mt.Belvieu (b)	$1.11-$1.32/Gal
July 2022 — February 2023	Crude Oil	(4,526) Bbls/d (e)	NYMEX crude oil futures (c)	$46.86-$114.00/Bbl
March 2023 — December 2023	Crude Oil	(3,923) Bbls/d (e)	NYMEX crude oil futures (c)	$60.37-$82.15/Bbl
January 2024 — December 2024	Crude Oil	(1,968) Bbls/d (e)	NYMEX crude oil futures (c)	$75.80-$84.55/Bbl
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2022:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2022	Natural Gas	8,888,166	MMBtu	$50	$5.60/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2022 — January 2023	Natural Gas	(17,725,000)	MMBtu	$24	$5.54-$9.16/MMBtu
July 2022 — August 2023	Natural Gas	9,222,500	MMBtu	$—	$5.43-$6.71/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of June 30, 2022:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
July 2022 — December 2025	Natural Gas	(68,767,500)	MMBtu	$2	$0.05-$0.21/MMBtu
July 2022 — October 2026	Natural Gas	64,045,000	MMBtu	$(43)	$0.19-$0.85/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in our securities involves various risks. When considering an investment in us, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

Our business could be negatively impacted by inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.

The U.S. has experienced rising inflation in 2022. A sustained increase in inflation may continue to raise our costs for labor, services, and materials. Further our producer suppliers and customers face inflationary impacts such as the tight labor market, availability of drilling and hydraulic fracturing equipment, and supply chain disruptions, that could increase the cost of production which may limit the level of drilling activity in the regions in which we operate. Our throughput volumes of natural gas and NGL supply volumes may be impacted if producers are constrained. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services, and have an adverse effect on our costs, operating margins, results of operations and financial condition.

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: August 3, 2022	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)