Form 10-Q
period 2022-09-30
DCP Midstream, LP
filed 2022-11-03
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, there were 208,396,558 common units representing limited partnership interests outstanding.
1

 DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASC	accounting standards codification
ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our Credit Facility
Credit Facility	Our $1.4 billion unsecured revolving credit facility, maturing March 18, 2027
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPIS	Oil Price Information Service
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
SOFR	Secured Overnight Financing Rate
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and in our Annual Report on Form 10-K for the year ended December 31, 2021, including the following risks and uncertainties:

•the outcome of the non-binding, preliminary proposal made by Phillips 66 to acquire all of our issued and outstanding common units not already owned by DCP Midstream, LLC or its subsidiaries;
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
•other factors beyond our control including the increased cost of labor, contractors, services, supplies and materials due to persistent inflation;
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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$93	$1

Accounts receivable:
Trade, net of allowance for credit losses of $1 and $2 million, respectively	1,298	1,029
Affiliates	445	389
Other	4	7
Inventories	45	77
Unrealized gains on derivative instruments	130	86
Collateral cash deposits	219	128
Other	26	32
Total current assets	2,260	1,749
Property, plant and equipment, net	7,736	7,701
Intangible assets, net	35	39
Investments in unconsolidated affiliates	3,496	3,578
Unrealized gains on derivative instruments	35	10
Operating lease assets	103	104
Other long-term assets	217	199
Total assets	$13,882	$13,380
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,351	$977
Affiliates	307	205
Other	17	16
Current debt	506	355
Unrealized losses on derivative instruments	224	145
Accrued interest	65	79
Accrued taxes	72	51
Accrued wages and benefits	66	60
Capital spending accrual	9	7
Other	124	115
Total current liabilities	2,741	2,010
Long-term debt	4,317	5,078
Unrealized losses on derivative instruments	49	30
Deferred income taxes	34	34
Operating lease liabilities	90	93
Other long-term liabilities	265	259
Total liabilities	7,496	7,504
Commitments and contingent liabilities (see note 15)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	499	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,396,558 and 208,373,672 common units authorized, issued and outstanding, respectively)	5,606	5,106
Accumulated other comprehensive loss	(6)	(6)
Total partners’ equity	6,361	5,851
Noncontrolling interests	25	25
Total equity	6,386	5,876
Total liabilities and equity	$13,882	$13,380

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$3,153	$1,935	$8,361	$5,395
Sales of natural gas, NGLs and condensate to affiliates	982	921	3,328	2,143
Transportation, processing and other	184	144	523	387
Trading and marketing losses, net	—	(173)	(249)	(695)
Total operating revenues	4,319	2,827	11,963	7,230
Operating costs and expenses:
Purchases and related costs	3,344	2,181	9,332	5,484
Purchases and related costs from affiliates	56	81	255	183
Transportation and related costs from affiliates	297	249	829	720
Operating and maintenance expense	193	168	534	482
Depreciation and amortization expense	90	89	270	273
General and administrative expense	90	63	210	158
Asset impairments	—	—	1	20
Other expenses (income), net	3	2	(5)	(4)
(Gain) loss on sale of assets, net	(1)	—	(8)	1
Total operating costs and expenses	4,072	2,833	11,418	7,317
Operating income (loss)	247	(6)	545	(87)
Earnings from unconsolidated affiliates	153	134	464	393
Interest expense, net	(69)	(73)	(210)	(227)
Income before income taxes	331	55	799	79
Income tax expense	(1)	—	(4)	—
Net income	330	55	795	79
Net income attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Net income attributable to partners	328	54	791	76
Series A preferred limited partners' interest in net income	(10)	(9)	(28)	(28)
Series B preferred limited partners' interest in net income	(4)	(4)	(10)	(10)
Series C preferred limited partners' interest in net income	(2)	(3)	(7)	(7)
Net income allocable to limited partners	$312	$38	$746	$31
Net income per limited partner unit — basic and diluted	$1.50	$0.18	$3.58	$0.15
Weighted-average limited partner units outstanding — basic	208.4	208.4	208.4	208.4
Weighted-average limited partner units outstanding — diluted	208.5	208.7	208.5	208.6
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
Net income	$330	$55	$795	$79
Other comprehensive income:
Total other comprehensive income	—	1	—	1
Total comprehensive income	330	56	795	80
Total comprehensive income attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Total comprehensive income attributable to partners	$328	$55	$791	$77
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
	(millions)
OPERATING ACTIVITIES:
Net income	$795	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	270	273
Earnings from unconsolidated affiliates	(464)	(393)
Distributions from unconsolidated affiliates	547	462
Net unrealized (gains) losses on derivative instruments	(2)	296
Asset impairments	1	20
Gain on sale of assets, net	(8)	—
Other, net	25	13
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(302)	(726)
Inventories	24	(20)
Accounts payable	446	576
Other assets and liabilities	(57)	(325)
Net cash provided by operating activities	1,275	255
INVESTING ACTIVITIES:
Capital expenditures	(128)	(69)
Acquisition	(161)	—
Investments in unconsolidated affiliates	(2)	(4)
Proceeds from sale of assets	18	—
Net cash used in investing activities	(273)	(73)
FINANCING ACTIVITIES:
Proceeds from debt	3,192	3,380
Payments of debt	(3,807)	(3,332)
Distributions to preferred limited partners	(35)	(35)
Distributions to limited partners and general partner	(252)	(244)
Distributions to noncontrolling interests	(4)	(4)
Debt issuance costs	(4)	—
Net cash used in financing activities	(910)	(235)
Net change in cash, cash equivalents and restricted cash	92	(53)
Cash, cash equivalents and restricted cash, beginning of period	1	56
Cash, cash equivalents and restricted cash, end of period	$93	$3

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2022	September 30, 2021
Cash and cash equivalents	93	$3
Restricted cash included in other current assets	—	—
Total cash, cash equivalents, and restricted cash	$93	$3

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2022	$489	$156	$106	$5,106	$(6)	$25	$5,876
Net income	9	3	2	66	—	1	81
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	1	—	—	1
Balance, March 31, 2022	$498	$156	$106	$5,092	$(6)	$25	$5,871
Net income	9	3	3	368	—	1	384
Distributions to unitholders	(18)	(3)	(3)	(82)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	2	—	—	2
Balance, June 30, 2022	$489	$156	$106	$5,380	$(6)	$25	$6,150
Net income	10	4	2	312	—	2	330
Distributions to unitholders	—	(4)	(2)	(89)	—	—	(95)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Equity based compensation	—	—	—	3	—	—	3
Balance, September 30, 2022	$499	$156	$106	$5,606	$(6)	$25	$6,386
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
Three and Nine Months Ended September 30, 2022 and 2021
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP (the “GP LP”), which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC.

On August 17, 2022, Phillips 66 and Enbridge Inc. (“Enbridge”), through their respective subsidiaries, entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the purpose of realigning their respective economic interests in and governance responsibilities over DCP Midstream, LP and Gray Oak Pipeline, LLC through the merger of existing joint ventures owned by Phillips 66 and Enbridge.

As part of the merger, Phillips Gas Company LLC (“PGC”), an indirect wholly owned subsidiary of Phillips 66, and Spectra DEFS Holding, LLC, an indirect wholly owned subsidiary of Enbridge, as the members of DCP Midstream, LLC, the owner of the General Partner, the general partner of GP LP, the general partner of the Partnership, entered into a Third Amended and Restated Limited Liability Agreement of DCP Midstream, LLC, effective on August 17, 2022 (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, PGC, except as otherwise provided therein, was delegated the power to control, direct and manage all activities of DCP Midstream, LLC associated with the Partnership and each of its subsidiaries, the General Partner and the GP LP, and, in each case, the businesses, activities, assets and liabilities thereof. The Third A&R LLC Agreement also delegated PGC the power to exercise DCP Midstream, LLC’s rights to appoint or remove any director of the General Partner and vote any common units representing limited partner interests of the Partnership that are owned directly or indirectly by DCP Midstream, LLC. Prior to the merger, Phillips 66 and Enbridge, through their respective subsidiaries, jointly governed DCP Midstream, LLC and its subsidiaries.

As of September 30, 2022, DCP Midstream, LLC, together with the General Partner, owned approximately 57% of the Partnership’s common units representing limited partner interests.

Common Unit Acquisition Proposal

On August 17, 2022, the Board of Directors of our General Partner (the “Board”) received a non-binding proposal from Phillips 66 to acquire all of the Partnership’s issued and outstanding publicly-held common units not already owned by DCP Midstream, LLC or its subsidiaries at a value of $34.75 per each issued and outstanding publicly-held common unit (the “Proposal”). The Board appointed the conflicts committee to review, evaluate and negotiate the Proposal. The proposed transaction is subject to a number of contingencies, including approval by the conflicts committee and the Board, the negotiation of a definitive agreement concerning the transaction, and the satisfaction of conditions to the consummation of a transaction set forth in any such definitive agreement. There can be no assurance that such definitive agreement will be executed or that any transaction will be consummated on the terms described above or at all.

Interim Financial Statements
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
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

2. Update to Significant Accounting Policies
Business Combinations - We account for business combinations by recognizing assets and liabilities of an acquired business at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The results of businesses acquired in business combinations are included in our consolidated financial statements from the date of the acquisition.
We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

3. Recent Accounting Pronouncements
FASB ASU, 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers - In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606 "Revenue from Contractors with Customers" ("Topic 606") to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This ASU is effective for interim and annual periods beginning after December 15, 2022, with the option to early adopt for financial statements that have not been issued. However, an entity that elects to early adopt must apply the amendments to all business combinations that occurred during the fiscal year that includes the interim period. We early adopted this ASU on August 1, 2022 and it did not have a material impact on our consolidated financial statements.
.
4. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended September 30, 2022
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,731	$1,474	$(1,389)	$1,816
Sales of NGLs and condensate (a)	2,098	1,402	(1,181)	2,319
Transportation, processing and other	19	165	—	184
Trading and marketing gains (losses), net (b)	(19)	19	—	—
Total operating revenues	$3,829	$3,060	$(2,570)	$4,319

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

	Nine Months Ended September 30, 2022
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$4,230	$3,594	$(3,379)	$4,445
Sales of NGLs and condensate (a)	6,553	4,263	(3,572)	7,244
Transportation, processing and other	56	467	—	523
Trading and marketing losses, net (b)	(58)	(191)	—	(249)
Total operating revenues	$10,781	$8,133	$(6,951)	$11,963
(a)    Includes $754 million and $2,138 million for the three and nine months ended September 30, 2022, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and nine months ended September 30, 2022, these revenues are net of $999 million and $2,760 million, respectively, of buy-sell purchases related to buy-sell revenues of $1,074 million and $3,013 million, respectively, that are not within the scope of Topic 606.
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
(a)    Includes $589 million and $1,473 million for the three and nine months ended September 30, 2021, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and nine months ended September 30, 2021, these revenues are net of $741 million and $1,692 million, respectively, of buy-sell purchases related to buy-sell revenues of $786 million and $1,867 million, respectively, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $393 million as of September 30, 2022. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of September 30, 2022. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
5. Agreements and Transactions with Affiliates
DCP Midstream, LLC
The following table summarizes employee related costs that were charged by DCP Midstream, LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$44	$39	$126	$116
General and administrative expense	$61	$44	$136	$109
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$952	$893	$3,244	$2,066
Purchases and related costs from affiliates	$26	$45	$153	$94
Transportation and related costs from affiliates	$50	$39	$140	$113
Operating and maintenance and general administrative expenses	$3	$3	$10	$9
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1	$—	$(1)	$4
Purchases and related costs from affiliates	$—	$12	$13	$27
Transportation and related costs from affiliates	$2	$1	$3	$1
Operating and maintenance and general administrative expenses	$1	$1	$1	$1
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$29	$28	$85	$73
Transportation, processing, and other to affiliates	$4	$3	$11	$13
Purchases and related costs from affiliates	$30	$24	$89	$62
Transportation and related costs from affiliates	$245	$209	$686	$606

 We had balances with affiliates as follows:

	September 30, 2022	December 31, 2021
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$399	$361
Accounts payable	$205	$114
Other assets	$—	$1
Enbridge (including its affiliates):
Accounts receivable	$2	$—
Accounts payable	$6	$4
Unconsolidated affiliates:
Accounts receivable	$44	$28
Accounts payable	$96	$87

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
6. Inventories
Inventories were as follows:

	September 30, 2022	December 31, 2021
	(millions)
Natural gas	$27	$43
NGLs	18	34
Total inventories	$45	$77

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized $10 million of lower of cost or net realizable value adjustments for the three and nine months ended September 30, 2022.We recognized no lower of cost or net realizable value adjustments for the three and nine months ended September 30, 2021.

7. Acquisition

On August 1, 2022, we completed the acquisition of 100 percent of the membership interests in the legal entities holding gathering and processing assets in the Permian Basin (“James Lake System”) from Woodland Midstream II. The James Lake System consists primarily of a 120MMcf/d cryogenic processing facility, gas gathering and processing assets in West Texas, and associated contracts for long-term acreage dedications from producers in the Permian region. The acquisition is complementary to our existing infrastructure in the region including our natural gas liquids assets and provides incremental natural gas gathering and processing capacity. We paid total consideration of approximately $161 million after post-closing adjustments, which was funded with cash and borrowings under our Credit Facility.

We have accounted for the James Lake System acquisition as a business combination under ASC 805 which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The fair values determined for accounts receivable, inventory, accounts payable, and most other current assets and current liabilities were equivalent to the carrying value due to their short-term nature. The estimated fair value of the acquired property, plant and equipment was determined using the cost approach. The purchase price allocation is based on estimates of fair values at the date of the acquisition. The final purchase price allocation of the acquisition date fair value of the major classes of assets acquired and liabilities assumed at August 1, 2022 recorded to our Gathering and Processing segment is as follows:

(millions)
Assets Acquired
Accounts receivable	$19
Inventory	3
Property, plant and equipment	157
Liabilities assumed
Accounts payable, accrued expenses and other liabilities	18
Total purchase price allocation	$161

The contribution of the James Lake System to our consolidated revenues and net income were $41 million and $1 million, respectively, during the three and nine months ended September 30, 2022. Additionally, acquisition related costs were not material during the three and nine months ended September 30, 2022. Assuming the result of the James Lake System had been included in our operations beginning on January 1, 2021, the estimated pro forma net operating revenues of the Partnership for the year ended December 31, 2021 and the nine months ended September 30, 2022 would have been approximately $10.7 billion and $12.1 billion, respectively, and pro forma net income would have been approximately $397 million and $798 million for the same periods, respectively. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any synergistic savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
8. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2022	December 31, 2021
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,825	$7,645
Processing, storage and terminal facilities	35 — 60 Years	5,116	5,057
Other	3 — 30 Years	559	585
Finance lease assets	5 — 35 Years	32	28
Construction work in progress		138	103
Property, plant and equipment		13,670	13,418
Accumulated depreciation		(5,934)	(5,717)
Property, plant and equipment, net		$7,736	$7,701
Interest capitalized on construction projects was immaterial for all periods presented.
Depreciation expense was $89 million and $88 million for the three months ended September 30, 2022 and 2021, respectively, and $266 million and $269 million for the nine months ended September 30, 2022 and 2021, respectively.

9. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2022	December 31, 2021
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,665	$1,703
DCP Southern Hills Pipeline, LLC	66.67%	710	728
Gulf Coast Express LLC	25.00%	411	422
Front Range Pipeline LLC	33.33%	192	195
Texas Express Pipeline LLC	10.00%	92	94
Mont Belvieu 1 Fractionator	20.00%	7	6
Discovery Producer Services LLC	40.00%	223	231
Cheyenne Connector, LLC	50.00%	145	148
Mont Belvieu Enterprise Fractionator	12.50%	29	28
Other	Various	22	23
Total investments in unconsolidated affiliates		$3,496	$3,578

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$80	$68	$255	$202
DCP Southern Hills Pipeline, LLC	21	21	66	67
Gulf Coast Express LLC	18	16	50	46
Front Range Pipeline LLC	12	10	33	28
Texas Express Pipeline LLC	6	5	16	14
Mont Belvieu 1 Fractionator	5	6	12	12
Discovery Producer Services LLC	5	2	14	13
Cheyenne Connector, LLC	4	4	11	8
Mont Belvieu Enterprise Fractionator	1	2	5	1
Other	1	—	2	2
Total earnings from unconsolidated affiliates	$153	$134	$464	$393
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)		(millions)
Statements of operations:
Operating revenue	$636	$535	$1,825	$1,552
Operating expenses	$258	$231	$721	$631
Net income	$378	$303	$1,102	$917

10. Fair Value Measurement
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
Three and Nine Months Ended September 30, 2022 and 2021
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
The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$7	$105	$18	$130	$24	$62	$—	$86
Short-term investments (a)	$3	$—	$—	$3	$4	$1	$—	$5
Long-term assets:
Commodity derivatives	$—	$28	$7	$35	$—	$8	$2	$10
Investments in marketable securities (a)	$37	$—	$—	$37	$28	$—	$—	$28
Current liabilities:
Commodity derivatives	$(16)	$(207)	$(1)	$(224)	$(42)	$(100)	$(3)	$(145)
Long-term liabilities:
Commodity derivatives	$—	$(45)	$(4)	$(49)	$(1)	$(25)	$(4)	$(30)

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
(a) $3 million and $5 million recorded within "Other" current assets and $37 million and $28 million recorded within "Other long-term assets" as of September 30, 2022 and December 31, 2021, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended September 30, 2022 (a):
Beginning balance	$3	$6	$(3)	$(4)
Net unrealized gains (losses) included in earnings	24	2	3	(1)
Transfers out of Level 3	(6)	(1)	1	1
Settlements	(3)	—	(2)	—
Ending balance	$18	$7	$(1)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$16	$3	$(3)	$(5)
Three months ended September 30, 2021 (a):
Beginning balance	$1	$1	$(9)	$(5)
Net unrealized gains (losses) included in earnings	1	2	(10)	2
Transfers out of Level 3	(2)	—	12	—
Settlements	—	—	2	—
Ending balance	$—	$3	$(5)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$2	$(3)	$2

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Nine months ended September 30, 2022 (a):
Beginning balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) included in earnings	18	8	(5)	(7)
Transfers out of Level 3	—	(3)	5	7
Settlements	—	—	2	—
Ending balance	$18	$7	$(1)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$18	$6	$(1)	$(3)
Nine months ended September 30, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized gains (losses) included in earnings	—	1	(16)	(3)
Transfers out of Level 3	—	—	9	1
Settlements	—	—	5	—
Ending balance	$—	$3	$(5)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$1	$(5)	$(3)
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and nine months ended September 30, 2022 and 2021.
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

	September 30, 2022
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$22	Market approach	Longer dated forward curve prices	$0.34-$0.98	$0.80	Per gallon
Natural gas	$3	Market approach	Longer dated forward curve prices	$3.50-$4.83	$4.11	Per MMBtu
Liabilities
NGLs	$(1)	Market approach	Longer dated forward curve prices	$0.34-$1.56	$0.90	Per gallon
Natural gas	$(4)	Market approach	Longer dated forward curve prices	$3.29-$5.56	$3.75	Per MMBtu
(a) Unobservable inputs were weighted by the instrument's notional amounts.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
Estimated Fair Value of Financial Instruments
The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value.
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of September 30, 2022 and December 31, 2021, the carrying value and fair value of our total debt, including current maturities, were as follows:

	September 30, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$4,834	$4,580	$5,445	$6,107
(a) Excludes unamortized issuance costs and finance lease liabilities.

11. Debt
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
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) SOFR, plus an applicable margin of 1.075% based on our current credit rating, plus an adjustment of 0.10%; or (2) (a) the base rate which shall be the higher of the Prime Rate, the Federal Funds rate plus 0.50% or the SOFR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.075% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.175% based on our current credit rating. This fee is paid on drawn and undrawn portions of the Credit Facility.
As of September 30, 2022, we had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit, under the Credit Agreement, of which $1,390 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date.
Accounts Receivable Securitization Facility
The Securitization Facility provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR and includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
As of September 30, 2022, we had unused borrowing capacity of $350 million under the Securitization Facility, secured by approximately $1,559 million of our accounts receivable at DCP Receivables.

The maturities of our debt as of September 30, 2022 are as follows:

Debt Maturities
(millions)
2022	$—
2023	500
2024	—
2025	825
2026	—
Thereafter	3,500
Total debt	$4,825

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
Collateral
As of September 30, 2022, we had cash deposits of $219 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of September 30, 2022, we held letters of credit of $198 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

	September 30, 2022			December 31, 2021
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$165	$(1)	$164	$96	$—	$96
Liabilities:
Commodity derivatives	$(273)	$1	$(272)	$(175)	$—	$(175)
Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of September 30, 2022 and December 31, 2021.

Balance Sheet Line Item	September 30, 2022	December 31, 2021	Balance Sheet Line Item	September 30, 2022	December 31, 2021
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$130	$86	Unrealized losses on derivative instruments — current	$(224)	$(145)
Unrealized gains on derivative instruments — long-term	35	10	Unrealized losses on derivative instruments — long-term	(49)	(30)
Total	$165	$96	Total	$(273)	$(175)

For the nine months ended September 30, 2022 and 2021, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)		(millions)
Realized losses	$(77)	$(66)	$(251)	$(399)
Unrealized gains (losses)	77	(107)	2	(296)
Trading and marketing losses, net	$—	$(173)	$(249)	$(695)
We do not have any derivative financial instruments that are designated as a hedge of a net investment.
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
contract will appear in more than one line item in the tables below.

	September 30, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)
2022	(442,000)	(17,357,400)	2,057,818	247,500
2023	(1,526,000)	(28,753,300)	(7,268,200)	(16,647,500)
2024	(720,000)	(8,235,000)	102,000	(7,770,000)
2025	—	(7,300,000)	(1,000)	1,160,000
2026	—	—	—	535,000
2027	—	—	—	—

	September 30, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Long (Short) Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(405,000)	(31,457,300)	168,546	(2,245,000)
2022	(1,286,000)	(59,980,200)	(8,817,555)	(2,362,500)
2023	(446,000)	912,500	(1,296,000)	(13,605,000)
2024	—	—	(1,446,000)	1,380,000
2025	—	—	(1,440,000)	21,020,000
2026	—	—	(1,080,000)	457,500

13. Partnership Equity and Distributions
Common Units — During the nine months ended September 30, 2022 and 2021, we issued no common units pursuant to our at-the-market program. As of September 30, 2022, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner and DCP Midstream LLC are entitled to a percentage of all quarterly distributions equal to their limited partner interest of approximately 57% as of September 30, 2022.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
Distributions — The following table presents our cash distributions paid in 2022:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
August 12, 2022	$0.43	$89
May 13, 2022	$0.39	$82
February 14, 2022	$0.39	$81

Distributions to Series A Preferred unitholders
June 15, 2022	$36.8750	$18

Distributions to Series B Preferred unitholders
September 15, 2022	$0.4922	$4
June 15, 2022	$0.4922	$3
March 15, 2022	$0.4922	$3

Distributions to Series C Preferred unitholders
July 15, 2022	$0.4969	$2
April 15, 2022	$0.4969	$2
January 18, 2022	$0.4969	$2

14. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted since 2020, we have the ability and intent to settle vested units through the issuance of common units.
Basic and diluted net income per limited partner unit was calculated as follows for the years indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions, except per unit amounts)

Net income allocable to limited partners	$312	$38	$746	$31
Weighted average limited partner units outstanding, basic	208,386,529	208,368,605	208,385,081	208,363,754
Dilutive effects of nonvested restricted phantom units	82,691	291,364	85,825	188,470
Weighted average limited partner units outstanding, diluted	208,469,220	208,659,969	208,470,906	208,552,224
Net income (loss) per limited partner unit, basic and diluted	$1.50	$0.18	$3.58	$0.15

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
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
The following pending proceedings involve governmental authorities as a party under federal, state, and local laws regulating the discharge of materials into the environment. We have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect on our results of operations, financial position, or cash flows:

•In March 2019, Region 8 of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation alleging various non-compliance with federal Leak Detection and Repair (LDAR) regulations, known as Subparts KKK and OOOO that exist to mitigate emissions of volatile organic compounds from certain equipment at natural gas plants, at various times over the course of late 2011 through 2017 at five of our Colorado natural gas processing plants. DCP does not agree with many of the allegations of non-compliance, and engaged in discussions with EPA about the propriety of the allegations, including the facts and regulatory underpinnings of the various allegations. DCP, EPA and the State of Colorado resolved these allegations in July 2022 with a Consent Decree in which DCP agrees to implement enhancements to its LDAR program at all of its Colorado natural gas processing plants, implement an environmental mitigation project valued at $1.15 million at its Mewbourn gas plant in Colorado, and pay a civil penalty of $3.25 million. Public review having been completed, the U.S. District Court (Colorado) entered the final Consent Decree on October 27, 2022, providing the final resolution of this enforcement matter. DCP does not believe that the resolution of this matter will have a material adverse effect on our results of operations, financial position, or cash flows.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
economic benefit payment, further revising the facility air permit, or installation of emissions management equipment, or a combination of these, that could, in the aggregate, exceed the disclosure threshold amount described above, although we do not believe that resolution of this matter would have a material adverse effect on our results of operations, financial position, or cash flows.

16. Business Segments
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
The following tables set forth our segment information:
Three Months Ended September 30, 2022

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,829	$3,060	$—	$(2,570)	$4,319
Adjusted gross margin (a)	$33	$589	$—	$—	$622
Operating and maintenance expense	(12)	(174)	(7)	—	(193)
General and administrative expense	(1)	(5)	(84)	—	(90)
Depreciation and amortization expense	(4)	(82)	(4)	—	(90)
Other expense, net	(2)	(1)	—	—	(3)
Gain on sale of assets, net	—	1	—	—	1
Earnings from unconsolidated affiliates	148	5	—	—	153
Interest expense	—	—	(69)	—	(69)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$162	$333	$(165)	$—	$330
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$162	$331	$(165)	$—	$328
Non-cash derivative mark-to-market	$(34)	$111	$—	$—	$77
Non-cash lower of cost or net realizable value adjustments	$10	$—	$—	$—	$10
Capital expenditures	$2	$64	$2	$—	$68
Investments in unconsolidated affiliates, net	$1	$—	$—	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

Nine Months Ended September 30, 2022:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$10,781	$8,133	$—	$(6,951)	$11,963
Adjusted gross margin (a)	$89	$1,458	$—	$—	$1,547
Operating and maintenance expense	(29)	(489)	(16)	—	(534)
General and administrative expense	(4)	(14)	(192)	—	(210)
Depreciation and amortization expense	(10)	(245)	(15)	—	(270)
Asset impairments	—	(1)	—	—	(1)
Other income (expense), net	8	(3)	—	—	5
Gain on sale of assets, net	—	8	—	—	8
Earnings from unconsolidated affiliates	450	14	—	—	464
Interest expense	—	—	(210)	—	(210)
Income tax expense	—	—	(4)	—	(4)
Net income (loss)	$504	$728	$(437)	$—	$795
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$504	$724	$(437)	$—	$791
Non-cash derivative mark-to-market	$(53)	$55	$—	$—	$2
Non-cash lower of cost or net realizable value adjustments	$10	$—	$—	$—	$10
Capital expenditures	$8	$115	$5	$—	$128
Investments in unconsolidated affiliates, net	$1	$1	$—	$—	$2

Three Months Ended September 30, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,668	$1,821	$—	$(1,662)	$2,827
Adjusted gross margin (a)	$35	$281	$—	$—	$316
Operating and maintenance expense	(11)	(157)	—	—	(168)
General and administrative expense	(1)	(4)	(58)	—	(63)
Depreciation and amortization expense	(3)	(80)	(6)	—	(89)
Other expenses, net	—	(2)	—	—	(2)
Earnings from unconsolidated affiliates	133	1	—	—	134
Interest expense	—	—	(73)	—	(73)
Net income (loss)	$153	$39	$(137)	$—	$55
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$153	$38	$(137)	$—	$54
Non-cash derivative mark-to-market	$(7)	$(100)	$—	$—	$(107)
Capital expenditures	$2	$25	$1	$—	$28
Investments in unconsolidated affiliates, net	$4	$—	$—	$—	$4

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
Nine Months Ended September 30, 2021:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,683	$4,449	$—	$(3,902)	$7,230
Adjusted gross margin (a)	$78	$765	$—	$—	$843
Operating and maintenance expense	(29)	(443)	(10)	—	(482)
General and administrative expense	(4)	(12)	(142)	—	(158)
Depreciation and amortization expense	(9)	(243)	(21)	—	(273)
Other income (expense), net	5	(1)	—	—	4
Asset impairments	(13)	(7)	—	—	(20)
Loss on sale of assets, net	—	(1)	—	—	(1)
Earnings from unconsolidated affiliates	380	13	—	—	393
Interest expense	—	—	(227)	—	(227)
Net income (loss)	$408	$71	$(400)	$—	$79
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$408	$68	$(400)	$—	$76
Non-cash derivative mark-to-market	$(47)	$(249)	$—	$—	$(296)
Capital expenditures	$2	$62	$5	$—	$69
Investments in unconsolidated affiliates, net	$4	$—	$—	$—	$4

	September 30,	December 31,
	2022	2021
	(millions)
Segment long-term assets:
Gathering and Processing	$7,570	$7,515
Logistics and Marketing	3,830	3,887
Other (b)	222	229
Total long-term assets	11,622	11,631
Current assets	2,260	1,749
Total assets	$13,882	$13,380

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$224	$234
Cash paid for income taxes, net of income tax refunds	$1	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$27	$8
Other non-cash changes in property, plant and equipment	$(2)	$(2)
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$24	$29

18. Subsequent Events
On October 13, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on November 14, 2022 to unitholders of record on October 28, 2022.
Also on October 13, 2022, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2022 to unitholders of record on December 1, 2022.
Also on October 13, 2022, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2022 to unitholders of record on December 1, 2022. The Series C distribution will be paid on January 17, 2023 to unitholders of record on January 3, 2023.

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

Common Unit Acquisition Proposal

On August 17, 2022, the Board of Directors of our General Partner (the “Board”) received a non-binding proposal from Phillips 66 to acquire all of the Partnership’s issued and outstanding publicly-held common units not already owned by DCP Midstream, LLC or its subsidiaries at a value of $34.75 per each issued and outstanding publicly-held common unit (the “Proposal”). The Board appointed the conflicts committee to review, evaluate and negotiate the Proposal. The proposed transaction is subject to a number of contingencies, including approval by the conflicts committee and the Board, the negotiation of a definitive agreement concerning the transaction, and the satisfaction of conditions to the consummation of a transaction set forth in any such definitive agreement. There can be no assurance that such definitive agreement will be executed or that any transaction will be consummated on the terms described above or at all.

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
Our business is primarily driven by the level of production of natural gas by producers and of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be impacted negatively by, among other things, reduced drilling activity, depressed commodity prices, severe weather disruptions, operational outages and ethane rejection. Upstream producers response to changes in commodity prices and demand remain uncertain.
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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2022 plan includes sustaining capital expenditures of between $100 million and $140 million and expansion capital expenditures of between $100 million and $150 million excluding our acquisition of the James Lake System for $161 million.

Recent Events
Common and Preferred Distributions
On October 13, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on November 14, 2022 to unitholders of record on October 28, 2022.
Also on October 13, 2022, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2022 to unitholders of record on December 1, 2022.
Also on October 13, 2022, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2022 to unitholders of record on December 1, 2022. The Series C distribution will be paid on January 17, 2023 to unitholders of record on January 3, 2023.

Results of Operations
Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2022 vs. 2021		Variance Nine Months 2022 vs. 2021
	2022	2021	2022	2021	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$3,829	$2,668	$10,781	$6,683	$1,161	44%	$4,098	61%
Gathering and Processing	3,060	1,821	8,133	4,449	1,239	68%	3,684	83%
Inter-segment eliminations	(2,570)	(1,662)	(6,951)	(3,902)	908	55%	3,049	78%
Total operating revenues	4,319	2,827	11,963	7,230	1,492	53%	4,733	65%
Purchases and related costs
Logistics and Marketing	(3,796)	(2,633)	(10,692)	(6,605)	1,163	44%	4,087	62%
Gathering and Processing	(2,471)	(1,540)	(6,675)	(3,684)	931	60%	2,991	81%
Inter-segment eliminations	2,570	1,662	6,951	3,902	908	55%	3,049	78%
Total purchases	(3,697)	(2,511)	(10,416)	(6,387)	1,186	47%	4,029	63%
Operating and maintenance expense	(193)	(168)	(534)	(482)	25	15%	52	11%
Depreciation and amortization expense	(90)	(89)	(270)	(273)	1	1%	(3)	(1%)
General and administrative expense	(90)	(63)	(210)	(158)	27	43%	52	33%
Asset impairments	—	—	(1)	(20)	—	—%	(19)	(95%)
Other (expense) income, net	(3)	(2)	5	4	1	50%	1	25%
Gain (loss) on sale of assets, net	1	—	8	(1)	1	*	9	*
Earnings from unconsolidated affiliates (b)	153	134	464	393	19	14%	71	18%
Interest expense	(69)	(73)	(210)	(227)	(4)	(5%)	(17)	(7%)
Income tax expense	(1)	—	(4)	—	1	*	4	*
Net income attributable to noncontrolling interests	(2)	(1)	(4)	(3)	1	*	1	33%
Net income attributable to partners	$328	$54	$791	$76	$274	*	$715	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$33	$35	$89	$78	$(2)	(6%)	$11	14%
Gathering and Processing	589	281	1,458	765	308	*	693	91%
Total adjusted gross margin	$622	$316	$1,547	$843	$306	97%	$704	84%

Non-cash commodity derivative mark-to-market	$77	$(107)	$2	$(296)	$184	*	$298	*
NGL pipelines throughput (MBbls/d) (d)	731	668	711	639	63	9%	72	11%
Gas pipelines throughput (TBtu/d) (d)	1.07	1.08	1.09	1.04	(0.01)	(1%)	0.05	5%
Natural gas wellhead (MMcf/d) (d)	4,492	4,221	4,328	4,212	271	6%	116	3%
NGL gross production (MBbls/d) (d)	436	406	422	392	30	7%	30	8%
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

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
Total Operating Revenues — Total operating revenues increased $1,492 million in 2022 compared to 2021 primarily as a result of the following:
•$1,239 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, favorable commodity derivative activity, higher volumes in the Permian, Midcontinent, and DJ Basin, and an increase in transportation, processing and other, partially offset by lower volumes in the South region; and
•$1,161 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices, and an increase attributable to higher gas and NGL volumes, partially offset by unfavorable commodity derivative activity.
These increases were partially offset by:
•$908 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $1,186 million in 2022 compared to 2021 primarily as a result of the following:
•$1,163 million increase for our Logistics and Marketing segment for the reasons discussed above; and
•$931 million increase for our Gathering and Processing segment for the reasons discussed above.
These increases were partially offset by:
•$908 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs primarily in the Permian, and higher reliability and pipeline integrity spend.
General and Administrative Expense — General and administrative expense increased in 2022 compared to 2021, primarily due to higher employee costs and benefits.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of higher throughput volumes on the Sand Hills, Front Range, and Texas Express pipelines, and higher NGL pipeline tariffs.
Net Income Attributable to Partners — Net income attributable to partners increased in 2022 compared to 2021 for the reasons discussed above.
Adjusted Gross Margin — Gross margin increased $306 million in 2022 compared to 2021 primarily as a result of the following:
•$308 million increase for our Gathering and Processing segment primarily as a result of commodity derivative activity as discussed above, higher commodity prices, higher volumes across all regions, and higher gathering and processing margins in the Midcontinent and Permian.
This increase was partially offset by:
•$2 million decrease for our Logistics and Marketing segment primarily as a result of commodity derivative activity and unfavorable NGL marketing activity, partially offset by gas marketing and storage margins.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, Southern Hills, and Texas Express pipelines.
Natural Gas Wellhead — Natural gas wellhead increased in 2022 compared to 2021 due to increased volumes across all regions.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Total Operating Revenues — Total operating revenues increased $4,733 million in 2022 compared to 2021, primarily as a result of the following:
•$4,098 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices, higher gas and NGL volumes, favorable commodity derivative activity, and an increase in transportation, processing and other; and
•$3,684 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, higher volumes in the Permian, DJ Basin, and Midcontinent regions, an increase in transportation, processing and other, and favorable commodity derivative activity, partially offset by lower volumes in the South region.
These increases were partially offset by:
•$3,049 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $4,029 million in 2022 compared to 2021, primarily as a result of the following:
•$4,087 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$2,991 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$3,049 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs primarily in the Permian, and higher reliability and pipeline integrity spend.
General and Administrative Expense — General and administrative expense increased in 2022 compared to 2021, primarily due to higher employee costs and benefits.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent region of our Gathering and Processing segment and the Logistics and Marketing segment.
Gain on sale of assets — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, higher throughput volumes on the Sand Hills, Front Range, and Texas Express pipelines, and higher NGL pipeline tariffs.
Interest Expense — Interest expense decreased in 2022 compared to 2021 primarily as a result of lower average outstanding debt balances.
Net Income Attributable to Partners — Net income attributable to partners increased in 2022 compared to 2021 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin increased $704 million in 2022 compared to 2021, primarily as a result of the following:
•$693 million increase for our Gathering and Processing segment, primarily as a result of higher commodity prices, favorable derivative activity attributable to our corporate equity hedge program, higher margins in the Permian and Midcontinent, higher volumes in the Permian and DJ Basin, and the negative impact of Winter Storm Uri resulting in producer shut-ins in the first quarter of 2021; and
•$11 million increase for our Logistics and Marketing segment, primarily as a result of an increase in gas pipeline and storage marketing margins due to more favorable commodity spreads in 2022, the negative impact of Winter Storm Uri in the first quarter of 2021, and an increase in NGL pipeline margins, partially offset by a contract settlement and unfavorable NGL marketing activity.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, Southern Hills, and Texas Express pipelines.
Natural Gas Wellhead — Natural gas wellhead increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three and nine months ended September 30, 2022 and 2021, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$80	$68	$255	$202
DCP Southern Hills Pipeline, LLC	21	21	66	67
Gulf Coast Express LLC	18	16	50	46
Front Range Pipeline LLC	12	10	33	28
Texas Express Pipeline LLC	6	5	16	14
Mont Belvieu 1 Fractionator	5	6	12	12
Discovery Producer Services LLC	5	2	14	13
Cheyenne Connector, LLC	4	4	11	8
Mont Belvieu Enterprise Fractionator	1	2	5	1
Other	1	—	2	2
Total earnings from unconsolidated affiliates	$153	$134	$464	$393
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$94	$79	$294	$218
DCP Southern Hills Pipeline, LLC	27	30	84	85
Gulf Coast Express LLC	21	19	61	58
Front Range Pipeline LLC	13	10	37	32
Texas Express Pipeline LLC	6	5	18	16
Mont Belvieu 1 Fractionator	5	5	11	11
Discovery Producer Services LLC	8	9	23	26
Cheyenne Connector, LLC	5	5	14	13
Mont Belvieu Enterprise Fractionator	(1)	—	3	—
Other	—	1	2	3
Total distributions from unconsolidated affiliates	$178	$163	$547	$462

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	—	333	—	313	—	302	—
Southern Hills pipeline	950	—	128	—	117	—	119	—
Front Range pipeline	450	—	87	—	79	—	77	—
Texas Express pipeline	600	—	37	—	23	—	22	—
Other NGL pipelines (a)	1,100	—	310	—	199	—	191	—
Gulf Coast Express pipeline	500	—	—	0.50	—	0.49	—	0.49
Guadalupe pipeline	600	—	—	0.25	—	0.28	—	0.29
Cheyenne Connector	70	—	—	0.30	—	0.30	—	0.31
Mont Belvieu fractionators	—	2	—	—	—	—	—	—
Pipelines total	5,670	2	895	1.05	731	1.07	711	1.09
    (a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2022 vs. 2021		Variance Nine Months 2022 vs. 2021
	2022	2021	2022	2021	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$3,829	$2,663	$10,783	$6,921	$1,166	44%	$3,862	56%
Transportation, processing and other	19	19	56	46	—	—%	10	22%
Trading and marketing losses, net	(19)	(14)	(58)	(284)	(5)	(36%)	226	80%
Total operating revenues	3,829	2,668	10,781	6,683	1,161	44%	4,098	61%
Purchases and related costs	(3,796)	(2,633)	(10,692)	(6,605)	1,163	44%	4,087	62%
Operating and maintenance expense	(12)	(11)	(29)	(29)	1	9%	—	—%
Depreciation and amortization expense	(4)	(3)	(10)	(9)	1	33%	1	11%
General and administrative expense	(1)	(1)	(4)	(4)	—	—%	—	—%
Asset impairments	—	—	—	(13)	—	—%	(13)	*
Other (expense) income, net	(2)	—	8	5	(2)	*	3	60%
Earnings from unconsolidated affiliates (a)	148	133	450	380	15	11%	70	18%
Segment net income attributable to partners	$162	$153	$504	$408	$9	6%	$96	24%
Other data:
Segment adjusted gross margin (b)	$33	$35	$89	$78	$(2)	(6%)	$11	14%
Non-cash commodity derivative mark-to-market	$(34)	$(7)	$(53)	$(47)	$(27)	*	$(6)	(13%)
NGL pipelines throughput (MBbls/d) (c)	731	668	711	639	63	9%	72	11%
Gas pipelines throughput (TBtu/d) (c)	1.07	1.08	1.09	1.04	(0.01)	(1%)	0.05	5%
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
(c) For entities not wholly owned by us, includes our share, based on our ownership percentage, of the throughput volumes.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
Total Operating Revenues — Total operating revenues increased $1,161 million in 2022 compared to 2021, primarily as a result of the following:
•$949 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$217 million increase attributable to higher gas and NGL volumes.
These increases were partially offset by:
•$5 million decrease as a result of commodity derivative activity attributable to a $27 million decrease in unrealized commodity derivative losses partially offset by an increase in realized cash settlement gains of $22 million due to movements in forward prices of commodities in 2022.
Purchases and Related Costs — Purchases and related costs increased $1,163 million in 2022 compared to 2021, for the reasons discussed above.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of higher throughput volumes on the Sand Hills, Front Range, and Texas Express pipelines, and higher NGL pipeline tariffs.
Segment Gross Margin — Segment gross margin decreased $2 million in 2022 compared to 2021, primarily as a result of the following:
•$5 million decrease as a result of commodity derivative activity discussed above; and
•$2 million decrease as a result of unfavorable NGL marketing activity.
These decreases were partially offset by:
•$5 million increase as a result of favorable gas marketing and storage margins.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, Southern Hills, and Texas Express pipelines.
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Total Operating Revenues — Total operating revenues increased $4,098 million in 2022 compared to 2021, primarily as a result of the following:
•$3,341 million increase as a result of higher commodity prices before the impact of derivative activity;
•$521 million increase attributable to higher gas and NGL volumes;
•$226 million increase as a result of commodity derivative activity attributable to a decrease in realized cash settlement losses of $232 million, partially offset by a increase in unrealized commodity derivative losses of $6 million due to movements in forward prices of commodities; and
•$10 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs increased $4,087 million in 2022 compared to 2021, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to an asset in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-

recurring earnings on the Sand Hills pipeline, higher throughput volumes on the Sand Hills, Front Range, and Texas Express pipelines, and higher NGL pipeline tariffs.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $11 million in 2022 compared to 2021, primarily as a result of the following:
•$26 million increase as a result of increased gas pipeline and storage marketing margins due to more favorable commodity spreads in 2022;
•$5 million increase as a result of the negative impacts of Winter Storm Uri in the first quarter 2021; and
•$4 million increase as a result of NGL pipeline margins.
These increases were partially offset by:
•$16 million contract settlement; and
•$8 million decrease as a result of unfavorable NGL marketing activity in 2022.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills, Front Range, Southern Hills, and Texas Express pipelines.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,600	158	1,582	155
Midcontinent	6	23,000	1,110	840	68	825	71
Permian	10	15,000	1,220	1,047	134	998	124
South	7	7,000	1,630	1,005	76	923	72
Total	36	48,500	5,540	4,492	436	4,328	422
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2022 vs. 2021		Variance Nine Months 2022 vs. 2021
	2022	2021	2022	2021	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,876	$1,854	$7,857	$4,518	$1,022	55%	$3,339	74%
Transportation, processing and other	165	126	467	342	39	31%	125	37%
Trading and marketing losses, net	19	(159)	(191)	(411)	178	*	220	54%
Total operating revenues	3,060	1,821	8,133	4,449	1,239	68%	3,684	83%
Purchases and related costs	(2,471)	(1,540)	(6,675)	(3,684)	931	60%	2,991	81%
Operating and maintenance expense	(174)	(157)	(489)	(443)	17	11%	46	10%
Depreciation and amortization expense	(82)	(80)	(245)	(243)	2	3%	2	1%
General and administrative expense	(5)	(4)	(14)	(12)	1	25%	2	17%
Asset impairments	—	—	(1)	(7)	—	—%	(6)	(86%)
Other expense, net	(1)	(2)	(3)	(1)	(1)	(50%)	2	*
Gain (loss) on sale of assets, net	1	—	8	(1)	1	*	9	*
Earnings from unconsolidated affiliates (a)	5	1	14	13	4	*	1	8%
Segment net income	333	39	728	71	294	*	657	*
Segment net income attributable to noncontrolling interests	(2)	(1)	(4)	(3)	(1)	100%	(1)	(33%)
Segment net income attributable to partners	$331	$38	$724	$68	$293	*	$656	*
Other data:
Segment adjusted gross margin (b)	$589	$281	$1,458	$765	$308	*	$693	91%
Non-cash commodity derivative mark-to-market	$111	$(100)	$55	$(249)	211	*	$304	*
Natural gas wellhead (MMcf/d) (c)	4,492	4,221	4,328	4,212	271	6%	116	3%
NGL gross production (MBbls/d) (c)	436	406	422	392	30	7%	30	8%
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Total Operating Revenues — Total operating revenues increased $1,239 million in 2022 compared to 2021, primarily as a result of the following:
•$848 million increase attributable to higher commodity prices, before the impact of derivative activity;
•$178 million increase as a result of commodity derivative activity attributable to a $211 million increase in unrealized commodity derivative gains partially offset by an increase in realized cash settlement losses of $33 million due to movements in forward prices of commodities in 2022;
•$174 million increase as a result of higher volumes in the Permian, Midcontinent, and DJ Basin, partially offset by lower volumes in the South region;
•$39 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs increased $931 million in 2022 compared to 2021, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs primarily in the Permian, and higher reliability and pipeline integrity spend.
Segment Gross Margin — Segment gross margin increased $308 million in 2022 compared to 2021, primarily as a result of the following:
•$178 million increase as a result of commodity derivative activity as discussed above;
•$80 million increase as a result of higher commodity prices; and
•$50 million increase due to higher volumes across all regions, and higher gathering and processing margins in the Midcontinent and Permian.
Natural Gas Wellhead — Natural gas wellhead increased in 2022 compared to 2021 across all regions.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Total Operating Revenues — Total operating revenues increased $3,684 million in 2022 compared to 2021, primarily as a result of the following:
•$2,883 million increase attributable to higher commodity prices, before the impact of derivative activity;
•$456 million increase as a result of higher volumes in the Permian, DJ Basin, and Midcontinent regions, partially offset by lower volumes in the South region;
•$125 million increase in transportation, processing and other; and
•$220 million increase as a result of commodity derivative activity attributable to a $304 million increase in unrealized commodity derivative gains partially offset by an increase in realized cash settlement losses of $84 million due to movements in forward prices of commodities in 2022.
Purchases and Related Costs — Purchases and related costs increased $2,991 million in 2022 compared to 2021, primarily as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 primarily due to higher base costs primarily in the Permian, and higher reliability and pipeline integrity spend.
Asset Impairments — Asset impairments in 2021 relate to certain long-lived assets in the Midcontinent region.

Gain on Sale of Assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $693 million in 2022 compared to 2021, primarily as a result of the following:
•$383 million increase as a result of higher commodity prices;
•$151 million increase as a result of favorable commodity derivative activity attributable to our corporate equity hedge program as discussed above;
•$124 million increase due to higher margins in the Permian and Midcontinent regions and higher volumes in the Permian and DJ Basin; and
•$35 million increase as a result of the negative impact of Winter Storm Uri in the first quarter 2021 which reflected reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.
Natural Gas Wellhead — Natural gas wellhead increased in 2022 compared to 2021 due to increased volumes in the Permian region and DJ Basin.
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
•payments to service or retire our debt or Preferred Units;
•capital expenditures;
•contributions to our unconsolidated affiliates to finance our share of their capital expenditures;
•business and asset acquisitions; and
•collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditures and quarterly cash distributions.
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

As of September 30, 2022, we had unused borrowing capacity of $1,390 million, net of $10 million letters of credit, under the Credit Agreement, of which at least $1,390 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. As of October 28, 2022, we had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit, under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of September 30, 2022, we had unused borrowing capacity of $350 million under the Securitization Facility, secured by approximately $1,559 million of our accounts receivable at DCP Receivables.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the nine months ended September 30, 2022, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $67 million and $81 million as of September 30, 2022 and December 31, 2021, respectively;
•Balances related to debt of $4.823 billion and $5.174 billion as of September 30, 2022 and December 31, 2021, respectively; and
•Interest expense, net of $67 million and $72 million for the three months ended September 30, 2022 and 2021, respectively, and $205 million and $224 million for the nine months ended September 30, 2022 and 2021, respectively.

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
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization

Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which continues to impact our working capital at September 30, 2022. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $481 million and $261 million as of September 30, 2022 and December 31, 2021, respectively, driven by current maturities of long term debt of $506 million and $355 million, respectively. We had net derivative working capital deficits of $94 million and $59 million as of September 30, 2022 and December 31, 2021, respectively.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2022	2021
	(millions)
Net cash provided by operating activities	$1,275	$255
Net cash used in investing activities	$(273)	$(73)
Net cash used in financing activities	$(910)	$(235)

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Operating Activities — Net cash provided by operating activities increased $1,020 million in 2022 compared to the same period in 2021. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities increased $200 million in 2022 compared to the same period in 2021, primarily as a result of an increase in capital expenditures and the acquisition of the James Lake System, partially offset by proceeds from the sale of assets.
Financing Activities — Net cash used in financing activities increased $675 million in 2022 compared to the same period in 2021, primarily as a result of higher net payments of debt.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and other long-term liabilities. See Note 11 to the Condensed Consolidated Financial Statements included in Item 1 "Financial Statements" for amounts outstanding on September 30, 2022, related to debt.
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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2022 plan includes sustaining capital expenditures of between $100 million and $140 million and expansion capital expenditures of between $100 million and $150 million excluding our acquisition of the James Lake system for $161 million.
We expect to fund future acquisitions and capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, Securitization Facility and the issuance of additional debt and equity securities. We funded our acquisition of the James Lake system with cash and borrowings under our Credit Facility. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $252 million during the nine months ended September 30, 2022 and 2021.
On October 13, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on November 14, 2022 to unitholders of record on October 28, 2022.
Also on October 13, 2022, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2022 to unitholders of record on December 1, 2022.
Also on October 13, 2022, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2022 to unitholders of record on December 1, 2022. The Series C distribution will be paid on January 17, 2023 to unitholders of record on January 3, 2023.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 13. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

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

Distributable Cash Flow — We define Distributable Cash Flow as adjusted EBITDA, as defined above, less sustaining capital expenditures, net of reimbursable projects, less interest expense, less income attributable to preferred units, and certain other items. Sustaining capital expenditures are cash expenditures made to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Sustaining capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets. Income attributable to preferred units represent cash distributions earned by the preferred units. Cash distributions to be paid to the holders of the preferred units assuming a distribution is declared by the board of directors of the General Partner, are not available to common unit holders. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices and interest rates. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$4,319	$2,827	$11,963	$7,230
Cost of revenues
Purchases and related costs	3,344	2,181	9,332	5,484
Purchases and related costs from affiliates	56	81	255	183
Transportation and related costs from affiliates	297	249	829	720
Depreciation and amortization expense	90	89	270	273
Gross margin	532	227	1,277	570
Depreciation and amortization expense	90	89	270	273
Adjusted gross margin	$622	$316	$1,547	$843

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$3,829	$2,668	$10,781	$6,683
Cost of revenues
Purchases and related costs	3,796	2,633	10,692	6,605
Depreciation and amortization expense	4	3	10	9
Segment gross margin	29	32	79	69
Depreciation and amortization expense	4	3	10	9
Segment adjusted gross margin	$33	$35	$89	$78

Gathering and Processing segment:
Operating revenues	$3,060	$1,821	$8,133	$4,449
Cost of revenues
Purchases and related costs	2,471	1,540	6,675	3,684
Depreciation and amortization expense	82	80	245	243
Segment gross margin	507	201	1,213	522
Depreciation and amortization expense	82	80	245	243
Segment adjusted gross margin	$589	$281	$1,458	$765

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$162	$153	$504	$408
Non-cash commodity derivative mark-to-market	34	7	53	47
Depreciation and amortization expense, net of noncontrolling interest	4	3	10	9
Distributions from unconsolidated affiliates, net of earnings	22	21	74	56
Asset impairments	—	—	—	13
Other expense	2	—	—	—
Adjusted segment EBITDA	$224	$184	$641	$533

Gathering and Processing segment:
Segment net income attributable to partners	$331	$38	$724	$68
Non-cash commodity derivative mark-to-market	(111)	100	(55)	249
Depreciation and amortization expense, net of noncontrolling interest	82	80	244	241
Distributions from unconsolidated affiliates, net of earnings	3	8	9	13
Asset impairments	—	—	1	7
Gain on sale of assets	(1)	—	(8)	—
Other expense	2	1	4	2
Adjusted segment EBITDA	$306	$227	$919	$580

(a) We recognized $10 million of lower of cost or net realizable value adjustment for the three and nine months ended September 30, 2022. We recognized no lower of cost or net realizable value adjustment for the three and nine months ended September 30, 2021.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2022 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows below. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business combinations - We account for business combinations under ASC 805 which, among other things, requires the allocation of the company’s purchase price to the various assets and liabilities of the acquired business at their respective fair values at the date of acquisition.

We estimate fair value measurements in accordance with ASC 820. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach. Determining the fair values of assets acquired generally involves assumptions regarding the amounts and timing of future revenues and expenditures, as well as discount rates.

The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on historical trends, industry, market, and economic conditions prevalent at the time of the acquisition. Although we based these estimates on assumptions believed to be reasonable, these estimates are inherently unpredictable, uncertain and sensitive to change and the actual results could affect the accuracy or validity of our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of October 28, 2022 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
October 2022 — December 2022	Natural Gas	(125,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.40-$7.91/MMBtu
January 2023 — December 2023	Natural Gas	(55,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.80-$5.40/MMBtu
January 2024 — December 2024	Natural Gas	(22,500) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$3.78-$4.39/MMBtu
January 2025 — December 2025	Natural Gas	(20,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$3.82-$4.29/MMBtu
October 2022 — December 2022	NGLs	(15,167) Bbls/d (d)	Mt.Belvieu (b)	$.54-$1.44/Gal
January 2023 — December 2023	NGLs	(3,455) Bbls/d (d)	Mt.Belvieu (b)	$1.11-$1.32/Gal
October 2022 — February 2023	Crude Oil	(4,880) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$103.25/Bbl
March 2023 — December 2023	Crude Oil	(3,928) Bbls/d (d)	NYMEX crude oil futures (c)	$60.37-$82.15/Bbl
January 2024 — December 2024	Crude Oil	(1,968) Bbls/d (d)	NYMEX crude oil futures (c)	$75.80-$84.55/Bbl
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of September 30, 2022:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

September 30, 2022	Natural Gas	5,098,663	MMBtu	$27	$5.27/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

October 2022 — January 2023	Natural Gas	(8,765,000)	MMBtu	$1	$5.65-$9.42/MMBtu
October 2022 — December 2022	Natural Gas	3,642,500	MMBtu	$(2)	$6.74-$8.64/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of September 30, 2022:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
October 2022 — December 2025	Natural Gas	(63,247,500)	MMBtu	$12	$-0.02-$0.15/MMBtu
October 2022 — October 2026	Natural Gas	60,510,000	MMBtu	$(60)	$0.19-$0.85/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 and (b) Note 15 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1 million or more.

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

The U.S. economy has experienced rising inflation in 2022. A sustained increase in inflation may continue to increase our costs for labor, services, and materials. Further our producer suppliers and customers face inflationary pressures and resulting impacts, such as the tight labor market, availability of drilling and hydraulic fracturing equipment, and supply chain disruptions, which could increase the cost of production which in turn may limit the level of drilling activity in the regions in which we operate. Our throughput volumes of natural gas and NGL supply may be impacted if producers are constrained. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition.

There can be no assurances that we will enter into a definitive agreement with Phillips 66 related to Phillips 66’s proposal to acquire all of our outstanding common units not already owned by DCP Midstream, LLC or its subsidiaries, or that we will complete any transaction contemplated by such an agreement.

On August 17, 2022, the board of directors of our General Partner received a non-binding preliminary proposal letter from Phillips 66 to acquire all of the Partnership's issued and outstanding common units not already owned by DCP Midstream, LLC or its subsidiaries (the "Proposal"). While the conflicts committee has been appointed by the board of directors of our General Partner to evaluate the Proposal and any potential transaction with Phillips 66 related to the Proposal (the “Potential

Transaction”), there can be no assurances that we will enter into a definitive agreement with Phillips 66 related to any Potential Transaction. Furthermore, if we enter into a definitive agreement with Phillips 66, we anticipate that the consummation of any Potential Transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that any Potential Transaction will be completed in a timely manner or at all.

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

10.1
Fifth Amendment to Receivables Financing Agreement, dated July 29, 2022, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank, National Association, as Administrative Agent and LC Bank, and PNC Capital Markets LLC, as Structuring Agent.

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and nine months ended September 30, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: November 3, 2022	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)