Form 10-K
period 2022-12-31
DCP Midstream, LP
filed 2023-02-17
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial
1

reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2022, was approximately $2,680,617,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2022.

As of February 10, 2023, there were 208,550,632 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None
2

 DCP MIDSTREAM, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASC	accounting standards codification
ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
COBRA	Consolidated Omnibus Budget Reconciliation Act
Credit Agreement	Credit Agreement governing our Credit Facility
Credit Facility	Our $1.4 billion unsecured revolving credit facility, maturing March 18, 2027
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBbls	million barrels
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPEC	Organization of the Petroleum Exporting Countries
OPEC+	OPEC members plus ten other oil producing countries
OPIS	Oil Price Information Service
Railroad Commission	the Railroad Commission of Texas
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
SOFR	Secured Overnight Financing Rate
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022, including the following risks and uncertainties:
•the timing and completion of our pending merger with Phillips 66 pursuant to which Phillips 66 will acquire all of our issued and outstanding common units not already owned by DCP Midstream, LLC or its subsidiaries;
•conflicts of interest may exist between our individual unitholders and Phillips 66, which has the authority to conduct, direct and manage the activities of DCP Midstream, LLC associated with the Partnership and our general partner;
•risks related to the disruption of economies around the world including the oil, gas and NGL industry in which we operate and the resulting adverse impact on our business, liquidity, commodity prices, workforce, third-party and counterparty effects and resulting federal, state and local actions;
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
•our ability to successfully manage our ongoing integration with Phillips 66;
•volatility in the price of our common units and preferred units;
•weather, weather-related conditions and other natural phenomena, including, but not limited to, their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;
•security threats such as terrorist attacks, and cybersecurity attacks and breaches, against, or otherwise impacting, our facilities and systems;
•our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses; and
•the factors generally described in “Item 1A. Risk Factors” in this report.
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

PART I
Item 1. Business

OVERVIEW
DCP Midstream, LP (together with its consolidated subsidiaries, “we,” “our,” “us,” the “registrant,” or the “Partnership”) is a Delaware limited Partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC is a joint venture between Phillips 66 and Enbridge, Inc. (“Enbridge”) that, prior to the realignment transaction in August of 2022 described below, was owned 50% by Phillips 66 and 50% by Enbridge.
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
Realignment Transaction
On August 17, 2022, Phillips 66 and Enbridge, through their respective subsidiaries, entered into an Agreement and Plan of Merger for the purpose of realigning their respective economic and governance interests in the Partnership and Gray Oak Pipeline, LLC through the merger of DCP Midstream, LLC with another joint venture owned by Phillips 66 and Enbridge (the “Realignment Transaction”). In connection with the closing of the Realignment Transaction, Phillips Gas Company LLC, an indirect wholly owned subsidiary of Phillips 66 (“PGC”), and Spectra DEFS Holding, LLC, an indirect wholly owned subsidiary of Enbridge, as the members of DCP Midstream, LLC, entered into a Third Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (the “Third A&R LLC Agreement”), which, among other things, designated PGC as the Class A Managing Member of DCP Midstream, LLC with the power to conduct, direct and manage all activities of DCP Midstream, LLC associated with the Partnership and each of its subsidiaries, DCP Midstream GP, LP (“GP LP”), our general partner, and DCP Midstream GP, LLC, the general partner of GP LP (the “General Partner”), and, in each case, the businesses, activities and liabilities thereof. The Third A&R LLC Agreement also provided PGC with the power to exercise DCP Midstream, LLC’s rights to appoint or remove any director on the board of directors of our General Partner and vote the common units representing limited partner interests in the Partnership that are owned directly or indirectly by DCP Midstream, LLC.
The diagram below depicts our organizational structure as of December 31, 2022.

PHILLIPS 66
ENBRIDGE
76.64%
Membership Interest
Class A Segment and
Class A Managing Member
23.36%
Membership Interest
Class A Segment
DCP Midstream, LLC
(Owner of the General Partner)
Membership Interest
DCP Midstream GP, LLC
Public Unitholders
General Partner Interest
Limited Partner Interest
43.5%
Limited Partner Interest
24.4%
Limited Partner Interest
DCP Midstream GP, LP
(General Partner)
100%
Preferred Series B
Limited Partner Interest
32.1%
Limited Partner Interest
General Partner Interest
100%
Preferred Series C
Limited Partner Interest
dcp Midstream
DCP Midstream, LP
(NYSE: DCP)

Pending Merger with Phillips 66
On August 17, 2022, the board of directors of our General Partner received a non-binding proposal from Phillips 66 to acquire all of the Partnership’s issued and outstanding publicly-held common units not already owned by DCP Midstream, LLC or its subsidiaries at a value of $34.75 per common unit (the “Proposal”). The board of directors of our General Partner appointed the special committee to review, evaluate and negotiate the Proposal.
On January 5, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Phillips 66, Phillips 66 Project Development Inc., a wholly owned subsidiary of Phillips 66 (“PDI”), Dynamo Merger Sub LLC, a wholly owned subsidiary of PDI (“Merger Sub”), GP LP and our General Partner, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a Delaware limited partnership (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each common unit representing a limited partner interest in the Partnership (other than the common units owned by DCP Midstream, LLC and GP LP) will be converted into the right to receive $41.75 per common unit in cash, without interest. The Partnership’s Preferred Units will be unaffected by the Merger and will remain outstanding following the Merger.
The Merger Agreement and the transactions contemplated thereby, including the Merger, were unanimously approved on behalf of the Partnership by the special committee and the board of directors of our General Partner, which is the general partner of GP LP. The special committee, which is comprised of independent members of the board of directors of our general partner, retained independent legal and financial advisors to assist it in evaluating and negotiating the Merger Agreement and the Merger. Concurrently with the execution and delivery of the Merger Agreement, DCP Midstream, LLC and GP LP, which, together own greater than a majority of the common units representing limited partner interests in the Partnership, delivered a written consent to GP LP that was sufficient to approve the Merger Agreement and the Merger. The Merger is expected to close in the second quarter of 2023. Completion of the Merger is subject to certain customary conditions as set forth in the Merger Agreement. There can be no assurance that the Merger will be consummated on the terms described above or at all.

OUR BUSINESS STRATEGY

Our primary business objectives are to achieve sustained company profitability, a strong balance sheet and profitable growth. We intend to accomplish these objectives by prudently executing the following business strategies:
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
Strategic Acquisitions and Partnerships. We intend to pursue economically attractive and strategic acquisition and partnership opportunities within the midstream energy industry, both in new and existing lines of business, and areas of operation.

OUR COMPETITIVE STRENGTHS

We are one of the largest processors of natural gas and one of the largest producers and marketers of NGLs in the United States with a diversified portfolio of integrated assets across our value chain. In 2022, our total wellhead volume was approximately 4.4 Bcf/d of natural gas and we produced an average of approximately 421 MBbls/d of NGLs. We provide natural gas gathering services to the wellhead, and leverage our strategic footprint to extend the value chain through our integrated NGL and natural gas pipelines and marketing infrastructure. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services to move natural gas and NGLs from wellhead to market, and creates value for our customers. We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:
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
Stable Cash Flows. Our operations consist of a mix of fee-based and commodity-based services, which together with our commodity hedging program, are intended to generate relatively stable cash flows. The long term growth in our fee-based earnings will reduce the impact of unhedged margins. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations with fixed price commodity swaps. As of December 31, 2022, we were approximately 70% fee-based.
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
Affiliation with DCP Midstream, LLC and Phillips 66. Our relationship with DCP Midstream, LLC and its Class A Managing Member, Phillips 66, should continue to provide us with significant business opportunities. Through our relationship with DCP Midstream, LLC and Phillips 66, we believe our strong commercial relationships throughout the energy industry, including with major producers of natural gas and NGLs in the United States, will help facilitate the implementation of our strategies.
DCP Midstream, LLC has a significant interest in us through its ownership, together with GP LP, of approximately 57% of our common units. Through its ownership interest in DCP Midstream, LLC, Phillips 66 holds an indirect economic interest in us of approximately 43%, and is responsible, as the Class A Managing Member of DCP Midstream, LLC, for conducting, directing and managing all activities associated with us, our subsidiaries, GP LP and our General Partner.

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
The following is operating data for our Logistics and Marketing segment:

Operating Data
					Year Ended December 31, 2022
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)(b)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,400	—	333	—	299	—	—
Southern Hills pipeline	950	—	128	—	118	—	—
Front Range pipeline	450	—	87	—	77	—	—
Texas Express pipeline	600	—	37	—	22	—	—
Other NGL pipelines (a)	1,050	—	310	—	189	—	—
Gulf Coast Express pipeline	500	—	—	0.50	—	0.49	—
Guadalupe pipeline	600	—	—	0.25	—	0.29	—
Cheyenne Connector	70	—	—	0.30	—	0.31	—
Mont Belvieu fractionators	—	2	—	—	—	—	55
Total	5,620	2	895	1.05	705	1.09	55
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
(b) Represents average throughput for full year 2022.
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
The Southern Hills, Texas Express, and Front Range pipelines have in place long-term, fee-based transportation agreements, a portion of which are ship-or-pay, with us as well as third party shippers. These NGL pipelines collect fee-based transportation revenue under regulated tariffs.
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
We own or operate 36 active natural gas processing plants, including an interest in a plant through our 40% equity interest in Discovery Producer Services, LLC, or Discovery. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline).
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
During 2022, total wellhead volume on our assets was approximately 4.4 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that we expect will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and by contracting with undedicated producers who are operating in or around our gathering footprint. During 2022, the combined NGL production from our processing facilities was approximately 421 MBbls/d and was delivered and sold into various NGL takeaway pipelines.
The following is operating data for our Gathering and Processing segment by region:

Operating Data
				Year ended December 31, 2022
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,584	157
Midcontinent	6	23,000	1,110	825	70
Permian	10	15,000	1,220	999	123
South	7	6,500	1,630	945	71
Total	36	48,000	5,540	4,353	421
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
Our DJ Basin system delivers to the Mont Belvieu hub in Mont Belvieu, Texas via the Southern Hills, Front Range and Texas Express pipelines, to the Conway hub in Bushton, Kansas via our Wattenberg pipeline, and Rockies Express Cheyenne Hub via the Cheyenne Connector.

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

Permian Region

Permian Basin
Artesia
Zia II
Linam Ranch
Midland Basin
Goldsmith
Rawhide
James Lake
Roberts Ranch
Delaware Basin
Sand Hills
Ozona
Asset Type
Natural Gas Plant
Fractionator and/or Plant
NGL Pipeline
Natural Gas Pipeline

Our Permian region primarily includes our West Texas system in the Midland Basin, our Southeast New Mexico system in the Delaware Basin, and our James Lake System that has connectivity to both the Midland and Delaware Basins. Producers continue to focus drilling activity on the most attractive acreage in the Midland and Delaware Basins.
Our gathering and processing assets in the Permian region provide NGL takeaway service via our Sand Hills pipeline, to fractionation facilities along the Gulf Coast and to the Mont Belvieu hub. The Guadalupe pipeline provides gas takeaway from Waha to Katy, Texas. Through our ownership interest in the Gulf Coast Express pipeline we provide additional gas takeaway in the region. In the third quarter of 2022 we completed the acquisition of the James Lake System and a 120MMcf/d cryogenic processing facility that provides connectivity to the Delaware and Midland Basins.

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
Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the Pipeline Safety and Job Creations Act) reauthorized funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules promulgated by DOT’s PHMSA address many areas of this legislation, as described below. We currently estimate we will incur approximately $92 million between 2023 and 2027 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines under Parts 192 and 195. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, nor is it inclusive of estimated costs to implement the Final Gathering Rule (as defined and discussed in further detail below).
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
On November 15, 2021, PHMSA published a Final Rule amending the gas pipeline safety regulations at 49 CFR Parts 191 and 192 to extend regulation over larger diameter gas gathering pipelines located in rural (Class 1) locations (the “Final Gathering Rule”). The Final Gathering Rule imposes Part 191 or Part 192 requirements on such rural gathering pipelines. All rural gathering pipelines will be subject to annual and incident reporting under Part 191, while those pipelines over 8.625 inches in diameter that are operated at a maximum allowable operating pressure ("MAOP") of more than 20% of specified minimum yield strength ("SMYS") or, where SMYS is not known, where the MAOP exceeds 125 psig, must also comply with certain Part 192 requirements. The applicable Part 192 requirements increase with increased diameter and with proximity to buildings intended for human occupancy or impacted sites. For gathering pipelines between 8.625 inches and 16 inches in diameter, the new regulations require annual and incident reporting, as well as design and construction standards, damage prevention, and emergency planning on new pipelines or those that are repaired or replaced or otherwise substantially changed. If the potential impact radius of the pipeline segment includes a building intended for human occupancy or an impacted site, corrosion control, line markers, public awareness and leakage survey and repair for pipelines of less than 12.75 inches in diameter are also added, and MAOP requirements and standards for plastic pipelines for lines are added for pipelines between 12.75 inches and 16 inches in diameter. Pipelines of more than 16 inches in diameter are subject to all of the above, whether or not the potential impact radius includes any structures intended for human occupancy or impacted sites. The Part 191 reporting requirements of the Final Gathering Rule took effect on May 16, 2022. The remaining Part 192 requirements were to take effect on November 15, 2022 or May 16, 2023, depending on the rule section. However, following GPA Midstream Association’s petition for judicial review of the new rule, PHMSA agreed to stay enforcement until May 16, 2024 with respect to smaller-diameter pipelines (8.625 to 12.75 inches). We believe that we will be able to meet the requirements of the Final Gathering Rule in all material respects by the dates set forth in the Final Gathering Rule.
We are currently evaluating the impact of the Final Gathering Rule on our operations and compliance programs. We are also evaluating opportunities to reduce the number of miles of pipeline that will be subject to the Final Gathering Rule, including changes in operating pressures and system reconfiguration or optimization.
Finally, the Company is evaluating the cost impact of the Final Gathering Rule, which depends on the results of our analysis of pipeline data. We currently estimate that we will incur costs of approximately $100 million to implement the requirements of the Final Gathering Rule, and we will refine that number as we complete our analysis.
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
In addition, EPACT 2005 gave FERC increased penalty authority for violations of the NGA and FERC's rules and regulations thereunder. FERC may issue civil penalties of up to $1.5 million per day per violation, and violators may be subject to criminal penalties of up to $1.5 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC relies on its enforcement authority in issuing a number of natural gas enforcement actions. Failure to comply with the NGA and FERC's rules and regulations thereunder could result in the imposition of civil penalties and disgorgement of profits.
Under the NGA and the National Environmental Policy Act of 1969, FERC has broad authority to approve the construction of new interstate natural gas pipeline facilities, including imposing environmental conditions on certificates of public convenience and necessity. In February 2022, FERC issued new policy guidance that details what FERC will consider in evaluating new pipeline infrastructure projects. Considerations include, among general public benefit and adverse effect analyses, impacts on: greenhouse gas emissions, the environment, environmental justice communities, existing customers of pending projects, existing pipelines and their customers, and landowners. FERC subsequently amended these policies in March 2022 to make them draft policies only, which renders them inoperable unless and until final policies are issued. Since then, FERC has requested and received comments on the draft policies. Depending on the outcome of these policies and the promulgation of new policies, regulations or statutes, new pipeline infrastructure projects could face increased scrutiny and enhanced regulatory reviews by federal, state and/or environmental regulators due to an increased focus on climate change policies and the fossil fuel industry. While we do not currently have projects pending that are subject to material risk, any governmental or regulatory actions that place additional burdens and/or costs on future projects, could adversely impact our ability to develop new infrastructure.
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
Other Laws - Texas Weather Emergencies

In 2021, in response to Winter Storm Uri in February 2021, the State of Texas implemented new laws related to preparing for, preventing and responding to weather emergencies and power outages. Under the new law, several state agencies, including the Railroad Commission, the Public Utilities Commission of Texas (“TPUC”), and the Energy Reliability Council of Texas (“ERCOT”) are required to coordinate and implement new rules and processes related to weather emergencies impacting gas-fired electric generation and the natural gas production and supply chain. The Railroad Commission and TPUC implemented rules related to the critical designation of natural gas infrastructure and electric service to such critical infrastructure during an emergency. The Railroad Commission designated natural gas processing plants, natural gas pipelines and related facilities, and natural gas storage, in addition gas production and distribution facilities, as critical. We are obligated to develop a listing of our critical natural gas facilities and update it semi-annually. Electric utilities are obligated to review our critically designated facility listings and establish priorities during load shed events. The law further requires the agencies to “map” the supply chain of natural gas to electric generation facilities; natural gas facilities that are deemed critical to the supply of electricity will be required to implement measures to prepare to operate during a winter weather emergency (“weatherize”). Several of our facilities in Texas, including gas processing, gas storage and gas pipeline and compression facilities have been deemed critical to the supply of electric generation and are subject to new weatherization rules implemented by the Railroad Commission. Such critical facilities are required to implement weather emergency preparation measures and attest to such measures annually. Failure to comply with the Railroad Commission’s weatherization requirements is subject to a penalty of up to $1 million dollars per violation.
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

In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables common carrier pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2020, the indexing methodology for the five years beginning July 1, 2021 was changed to be the Producer Price Index for Finished Goods plus 0.78%; however, after considering rehearing requests, the FERC revised its decision and adjusted the five-year index to the Producer Price Index minus 0.21%. The new ceiling levels and revised tariff rates implementing the revised index were required to be filed with FERC effective March 1, 2022. The FERC’s current five-year indexing methodology is subject to review in the U.S. Court of Appeals for the District of Columbia Circuit. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. The ceiling levels calculated for our interstate NGL pipelines are typically increased each year pursuant to the indexing methodology, but may be subject to decrease, which occurred in 2016 and 2021 and resulted in the decrease in many of the tariff rates for such pipelines. The ceiling levels for our interstate NGL pipelines were further decreased effective March 1, 2022, as a result of the revised 2021 index; however, many of the tariff rates were below the ceiling level and will remain unchanged. The index effective July 1, 2022, was positive based on the Producer's Price Index for Finished Goods, resulting in an increase to tariff rates.

In December 2022, FERC issued a notice of proposed policy statement in which FERC proposes to revise its policy for evaluating whether contractual committed transportation service complies with the Interstate Commerce Act where the only shipper to obtain the contractual committed service is the pipeline’s affiliate. FERC’s proposed policy is intended to evaluate the rate and non-rate terms offered in an open season for new capacity to ensure they are not structured to favor the pipeline’s affiliate and to exclude nonaffiliates. The policy, when finalized, would apply to future interstate committed service offerings. While no final policy has been issued, FERC’s proposed policy would place additional burdens and scrutiny on such transactions. We do not anticipate any changes to existing affiliate-only contractual committed transportation service.
Intrastate NGL Pipeline Regulation
NGL and other common carrier petroleum pipelines that provide intrastate transportation services are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate petroleum pipelines to file tariffs and their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. For example, certain of our pipelines have tariffs filed with the Railroad Commission for their intrastate NGL transportation services. The intrastate tariffs for many of our intrastate NGL pipelines rely on the FERC indexing methodology for annual adjustments to rates when the index is positive and remain unchanged when the index is negative.

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
At the federal level, the EPA has taken several actions to regulate emissions of GHGs. In 2010, the EPA found that certain GHGs “endanger” public health and welfare and that GHG vehicle emissions contribute to the GHG pollution threatening public health and welfare, thus triggering regulation of GHG emissions from mobile sources such as cars and trucks. The EPA's 2010 action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting. Most recently, in 2016, the EPA proposed PSD and Title V permitting regulations that would address control of GHG emissions if certain thresholds are met. While the EPA has not finalized the rule, states such as Colorado have adopted similar requirements. The EPA also has issued various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems, which encompasses all segments of the oil and gas sector.

The EPA has adopted federal new source performance standards (“NSPS”) for new and modified oil and gas sector sources that regulate emissions of VOCs and methane from these sources. EPA promulgated the NSPS for VOCs in 2012 and the NSPS for VOCs and methane in 2016. The regulations, contained in 40 CFR Part 60, Subpart OOOO and OOOOa, require, among other things, control of VOC and methane emissions from subject sources through ensuring adequate design, requiring installation of emission controls, and institution of leak detection and repair programs. In November 2021, the EPA proposed regulations that expand the scope and breadth of the existing regulations. The 2021 proposed rules include provisions that: 1) extend emission control and reduction requirements under this part of the Clean Air Act to existing sources, which is a first; and 2) expand and tighten the existing emission reduction requirements for new or modified sources adopted in 2012 and 2016. In December 2022, EPA issued a supplemental proposal to update, strengthen and expand the 2021 proposed rules. EPA is expected to finalize the rule in 2023.

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
In relation to addressing the ozone NAAQS but more specifically greenhouse gas emissions, on January 29, 2019, the New Mexico governor issued an executive order establishing an interagency Climate Change Task Force and directing the Energy, Minerals and Natural Resources Department (“EMNRD”) and the New Mexico Environment Department (“NMED”) to develop a statewide, enforceable regulatory framework to reduce methane emissions from new and existing sources in the oil and gas sector. The Oil Conservation Division ("OCD") adopted the EMNRD rules in mid-2021, which institute gas capture requirements for both upstream and midstream operators, prohibit routine flaring, and require operation plans for operators of gas gathering systems. In 2022, the NMED adopted an Ozone Precursor rule crafted with the intention of preventing the state from falling into non-attainment with the ozone NAAQS by controlling ozone precursor pollutants, including nitrogen oxides ("NOx") and volatile organic compounds (“VOCs”), from the oil and gas industry, which will also have the associated effect of controlling or reducing methane emissions. The rule establishes emission standards and emission reduction requirements for various equipment and processes as well as leak detection and repair requirements. We anticipate that the NMED rule will impose additional operational costs and potential regulatory compliance and enforcement risks.

Similarly, Colorado has undertaken various rulemakings to address compliance with and attainment of the ozone NAAQS, including regulations in 2019 and 2020 to reduce emissions of NOx and VOCs from the oil and gas sector. These regulations, as an example, impose emissions standards on our compressor engines in the Ozone Non-Attainment Area, which, in turn, requires the installation of emissions control technologies and work practice standards to manage emissions. Further, in 2019 the Colorado legislature enacted HB19-1261 establishing statewide greenhouse gas emission reduction goals and included agency authorities and mandates to promulgate regulations to achieve greenhouse gas reduction goals. In January 2021 the governor issued the “Greenhouse Gas Pollution Reduction Roadmap,” which describes state actions and the regulatory pathway to achieve the HB19-1261 greenhouse gas reduction goals. The Greenhouse Gas Reduction Roadmap specifies, among other things, intended reductions by economic sector, including the oil and gas sector as well as the “residential, commercial and industrial” sector that includes emissions from the combustion of fuels. In 2021, Governor Polis signed HB21-1266 into law, which includes environmental justice provisions and requirements for adoption of rules for reduction of greenhouse gas (“GHG”) emissions from “oil and gas exploration, production, processing, transmission, and storage operations” by at least 36% by 2025 and 60% by 2030 below a 2005 baseline. These administrative and regulatory actions have been and will be pursued by various state agencies, including the Colorado Energy Office and the Colorado Air Quality Control Commission

(“AQCC”). In December 2021, the AQCC adopted regulations to reduce GHGs from the oil and gas sector through myriad requirements to address emissions and control requirements, including emissions reduction requirements for production well sites, and capture requirements for pigging activities and capture and control requirements for equipment blowdowns. The AQCC also adopted requirements for a Steering Committee to assess methods and feasibility to reduce GHG emissions from industrial combustion of hydrocarbon fuels, specifically including oil and gas sector compression equipment to gather and transport natural gas, ultimately resulting in plans and regulations for oil and gas sector industrial combustion equipment to achieve the HB21-1266 reduction goals. Effective November 7, 2022, Colorado's front range was reclassified from a “serious” to a “severe” nonattainment area for the 2008 8-hour ozone standard. In December 2022, the AQCC approved revisions to the State’s Implementation Plan to further reduce emissions of VOCs and NOx to come into compliance with the ozone standards. Additional future rulemakings from the AQCC are expected to yet further reduce emissions of VOCs and NOx from the oil and gas sector as part of the State’s Implementation Plan to come into compliance with the ozone standards.

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

The Clean Air Act imposes substantial potential civil and criminal penalties for non-compliance with or deviations from applicable regulations or permits. State laws for the control of air pollution also provide varying administrative, civil and potentially criminal penalties and liabilities. The permitting, regulatory compliance and reporting programs, including those detailed above, taken as a whole, increase the costs and complexity of oil and gas operations with the potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future to meet regulatory requirements or for air pollution control equipment, for example, in connection with obtaining and maintaining operating permits and approvals for air emissions associated with our facilities and operations.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, or solid or hazardous wastes, or petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility or a location where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of, or transported the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to public health or the environment and to seek to recover from the responsible parties the costs that the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14), which encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the ordinary course of our operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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

Human Capital Management
Our operations and activities are managed by our general partner, GP LP, which is managed by its general partner, the General Partner, which is 100% owned by DCP Midstream, LLC. We do not have any employees. As of December 31, 2022, 1,910 employees of DCP Services, LLC, a wholly owned subsidiary of DCP Midstream, LLC, provided support for our operations pursuant to the Services and Employee Secondment Agreement between DCP Services, LLC and us (the “Services Agreement”). For additional information, refer to Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.
Integration with Phillips 66
Following the completion of the Realignment Transaction in August of 2022, we began to integrate certain of our operations with Phillips 66’s midstream segment, including the integration of operational services that are currently, or were previously, provided by DCP Services, LLC. As part of these integration efforts, continuing employees will transfer employment to a Phillips 66 subsidiary, which we expect to occur beginning in the second quarter of 2023, and general and administrative services will be provided by Phillips 66 or one or more of its subsidiaries going forward. We expect these integration efforts to continue regardless of the outcome of our pending Merger with Phillips 66.
The following summary of employment related matters generally refers to plans and policies in place prior to the completion of these integration efforts. Once our integration with Phillips 66 is complete, we anticipate that employees that provide support for our operations will be subject to existing plans and policies maintained by Phillips 66.
Benefits and Compensation
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our goals and create long term value for our unitholders. We incentivize our employees by providing market competitive total compensation packages, including salaries, bonuses, opportunities for equity ownership, and benefits, including comprehensive medical plan options; dental, vision and life insurance; 401(k) savings matches and retirement contributions; vacation, sick, personal and wellness days; tuition and gym membership reimbursement, voluntary insurance, an employee-matching charitable gifts program, an employee assistance program and additional programs through DCP Perks. We use voluntary turnover as a key measure to track and reduce the turnover of key and critical employees, which was 8.6% in 2022.
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
Safety, Health and Wellness
Safety is the first tenet of our vision to be the safest, most reliable, low-cost midstream service provider, and is our highest value. The importance of the safety of our employees and contractors is exemplified in our compensation structure, as every executive and employee has been directly incentivized to achieve industry-leading safety performance since 2007. Our Start SAFE Finish SAFE (“SSFS”) program provides a framework to ensure employees and contractors are starting and finishing each task or job safely. In conjunction with our SSFS program, we also have an environmental, health and safety management system database that is used to track and communicate safety related activities and events, such as audits, injuries, incidents, and near misses, including incident investigation observations and responsive actions. The Company uses (i) the employee Total Recordable Incident Rate (“TRIR”), which is the number of OSHA recordable injuries per 200,000 hours worked, and (ii) the Process Safety Event Rate (“PSER”), which is the number of process safety events per 1,000,000 work hours, as indicators of its performance. We are consistently a leader in the midstream industry for safety performance. In 2022 the company had a TRIR of 0.34 and a PSER of 0.65.

We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health through tools and resources to help them improve their health and encourage engagement in healthy behaviors.
Inclusion and Diversity
We are committed to advancing inclusion and diversity (“I&D”) in our workplace and driving accountability for progress throughout the Company. Our leadership is dedicated to maintaining an inclusive workplace that is free from harassment and discrimination and provides advancement opportunities for all employees. We support a variety of internal employee resource groups, including our six Inclusion and Diversity subcommittees and our Business Women’s Network.
The Company demonstrated corporate leadership on inclusion and diversity by setting the following forward-looking goals via our annual sustainability report. Our Inclusion and Diversity strategy consists of a 2028 goal to ensure our workforce and leadership fully represents the gender and racial demographics of the industry's available and qualified talent within the communities in which we operate. It also includes a 2031 goal to ensure that our internal leadership succession pipeline reflects the gender and racial demographics of the available and qualified talent within the communities where we operate. Additionally, we strive to ensure that representation of our veteran communities aligns with national demographics on an annual basis. Finally, over a five-year period, we have a goal to maintain employee satisfaction and belonging scores above industry benchmark.

As part of our work to meet these goals, we piloted a first of its kind, industry centric virtual reality training across our organization, in partnership with Moth+Flame and the National Urban League. This training centered on empowering our employees to create and enable psychologically safe environments, a fundamental prerequisite for Inclusion and Diversity work. Our Business Women’s Network managed the second year of a company-wide women’s mentorship program, which partners our women leaders with emerging women leaders for formal mentorship opportunities to support increasing the number of women in leadership and management positions at the Company. 25% of DCP’s female officers and employees participated in the program in 2022. Additionally, the Business Women’s Network launched their first annual Elevate Women’s Leadership conference, hosting over 60% of DCP’s female officers and employees for a two-day conference focused on connection, professional development, and leadership skills.
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

Item 1A. Risk Factors

Risk Factors Summary
The following is a summary of the principal risk factors that could adversely affect our business, operations and financial results. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

Risks Related to Our Operations
•Our business could be negatively impacted by inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.
•We face numerous risks related to the disruption of economies around the world including the oil, gas and NGL industry in which we operate and the resulting adverse impact on our business, liquidity, commodity prices, workforce, third-party and counterparty effects and resulting federal, state and local actions, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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

Risks Related to the Merger
•The timing of the completion of our Merger with Phillips 66 is not certain, which affects when our common unitholders will receive the merger consideration. If the Merger is not consummated, the market price of our common units may decline.
•While the Merger is pending, we are subject to contractual restrictions which could adversely affect our business.
•We have and will continue to incur substantial transaction-related costs in connection with the Merger. If the Merger does not occur, we will not benefit from these costs.
•Securities class action and derivative litigation could result in substantial costs and may delay or prevent the closing of our Merger with Phillips 66.

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
•Rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.
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

Risks Inherent in an Investment in Our Units
•Conflicts of interest may exist between our individual unitholders and Phillips 66, which has the authority to conduct, direct and manage the activities of DCP Midstream, LLC associated with the Partnership and our general partner.
•DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.
•Our Partnership Agreement limits our general partner’s fiduciary duties to holders of our units (other than our general partner and its affiliates).
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
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2022 in evaluating an investment in our common units.

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

The U.S. economy experienced rising inflation in 2022. A sustained increase in inflation may continue to increase our costs for labor, services, and materials. Further our producer suppliers and customers face inflationary pressures and resulting impacts, such as the tight labor market, availability of drilling and hydraulic fracturing equipment, and supply chain disruptions, which could increase the cost of production which in turn may limit the level of drilling activity in the regions in which we operate. Our throughput volumes of natural gas and NGL supply may be impacted if producers are constrained. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition.

We face numerous risks related to the disruption of economies around the world including the oil, gas and NGL industry in which we operate and the resulting adverse impact on our business, liquidity, commodity prices, workforce, third-party and counterparty effects and resulting federal, state and local actions; which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The demand for oil, gas and NGLs is generally linked closely with broad-based macroeconomic activities. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on our financial results. Other factors that affect general economic conditions such as periods of civil unrest, government regulation, security or public health issues and responses, can also impact the demand for our products. The extent to which these various factors may impact our business, financial condition, liquidity, results of operations and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. Additionally, the extent and duration of any of these factors on our unit price is uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our units, our unit prices may be more volatile, and our ability to raise capital could be impaired.

Our cash flow is affected by natural gas, NGL and crude oil prices.

Our business is affected by natural gas, NGL and crude oil prices. The prices of natural gas, NGLs and crude oil have historically been volatile, and we expect this volatility to continue.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices experienced volatility during 2022, as illustrated by the following table:

	Year Ended December 31, 2022		December 31, 2022
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$9.68	$3.72	$4.48
NGLs ($/Gallon)	$1.35	$0.66	$0.72
Crude Oil ($/Bbl)	$123.70	$71.02	$80.26

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas and NGLs supply. In 2022, our two largest suppliers of natural gas accounted for 27% of our total natural gas supply. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

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

We currently estimate that we will incur costs of approximately $92 million between 2023 and 2027 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the integrity assessment program, nor is it inclusive of estimated costs to implement the Final Gathering Rule (as defined and discussed in further detail below).

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

We are subject to business uncertainties during our ongoing integration with Phillips 66 that may cause disruption.

Employee uncertainty about the effect of our ongoing integration with Phillips 66 may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate employees and could cause those that transact with us to seek to change their existing business relationships with us. Our operations require engineers, operating and field technicians and other highly skilled employees. Competition for skilled employees is intense and increases when the demand from other energy companies for such personnel is high. Current and prospective employees may experience uncertainty about their roles within the combined company, which may have an adverse effect on our current ability to attract or retain employees.

Risks Related to the Merger

The timing of the completion of our merger with Phillips 66 is not certain, which affects when our common unitholders will receive the merger consideration. If the Merger is not consummated, the market price of our common units may decline.

Completion of our merger with Phillips 66 is subject to several conditions, not all of which are controllable by us. Accordingly, the date on which our unitholders will receive the merger consideration depends on the completion date of the merger, which is uncertain. If any of the conditions to completing the merger are not satisfied or waived, the merger may not occur, even though affiliates of Phillips 66, as the holders of a majority of our outstanding common units, have already delivered a written consent approving the merger. If the merger does not occur, the market price of our common units may decline.

While the Merger is pending, we are subject to contractual restrictions which could adversely affect our business.

The Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Phillips 66, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

We have and will continue to incur substantial transaction-related costs in connection with the Merger. If the Merger does not occur, we will not benefit from these costs.

We may incur a number of non-recurring costs associated with the completion of the Merger, which could be substantial. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors. If the Merger does not occur in a timely manner or at all, we will not benefit from these costs.

Securities class action and derivative litigation could result in substantial costs and may delay or prevent the closing of our Merger with Phillips 66.

Companies that have entered into merger agreements often become the target of securities class action lawsuits and derivative litigation that seek to enjoin the relevant merger or seek monetary relief regardless of the merits related to the underlying acquisition. While we will evaluate and defend against any litigation vigorously, an unfavorable resolution of any such litigation could delay or prevent the consummation of our Merger with Phillips 66 and the costs of the defense of such litigation and other effects of such litigation could have a material adverse effect on our financial condition, results of operations and cash flows.
Legal, Regulatory and Technology Risks

Federal executive, legislative, and regulatory initiatives relating to oil and gas operations could adversely affect our operations and those of our third-party customers.

The Biden administration has generally taken a more rigorous approach to environmental regulations and permitting reviews, particularly as they related to air quality and climate issues. In January 2021, President Biden issued Executive Order 13990, which directed executive departments and agencies at the time to review all existing regulations, orders, guidance documents, policies and any other similar action taken during the previous Administration that are inconsistent with President Biden’s plan to elevate climate issues and, as appropriate, suspend, revise, or rescind those that are inconsistent with that plan. Those initial actions included the revocation of certain prior Executive Orders concerning federal regulation executed by the previous Administration, as well as new Executive Orders directing a focused regulatory freeze and review of rulemaking actions taken by the prior Administration.

Additionally, in January 2021, President Biden issued Executive Order 14008 imposing a temporary moratorium on the issuance of new oil and gas leases on public lands and offshore waters, pending a comprehensive review and reconsideration of oil and gas permitting and leasing practices. That same Order directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by mid-century or before. That effort was designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch for example on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice.

The moratorium on new oil and gas leases was challenged in several courts, including in Louisiana federal district court in a lawsuit filed in March 2021 by officials representing 13 states and in Wyoming federal district court in a similar lawsuit by officials representing the State of Wyoming and various trade organizations, and in North Dakota federal district court in a similar lawsuit by officials representing State of North Dakota. In June 2021, the Louisiana federal judge issued a preliminary injection and in August 2022, a permanent injunction against the moratorium as it pertains to the states that are parties to the Louisiana litigation.

When on-shore lease sales resumed in 2022, the acreage was geographically limited, and the lease terms included higher federal royalty rates more in line with royalties required by many states, and the environmental review accompanying the lease sale notices generally contained more robust greenhouse gas emissions and climate change impact analyses. As of the end of the 2022 fiscal year on September 30, 2022, the Biden Administration had offered only 127,691 onshore acres for lease.

On August 16, 2022, President Biden signed the reconciliation budget bill, known as the Inflation Reduction Act of 2022 (“IRA”), which imposed an expression of interest fee for nominating federal lands for potential lease sale, increased the royalty rate, annual rental rate, and minimum bid on federal oil and gas leases issued after that date, and ended the noncompetitive oil and gas leasing process. Furthermore, royalty will now also be imposed on gas that is vented, flared, or leaked, except for safety purposes. However, as a concession to Senator Manchin, wind and solar development was tied to the reinstatement of federal oil and gas lease sales. The IRA requires Department of the Interior to offer at least two million acres a year for federal onshore oil and gas lease sales or half of all the land nominated for leasing and hold a lease sale within 120 days of issuing any wind or solar rights-of-way. The IRA also includes a new “waste emission charge” imposed for methane emissions for oil and gas production and onshore pipelines, storage, gathering, and boosting for facilities that emit more than 25,000 metric tons of carbon dioxide annually beginning in 2025. On November 3, 2022, the U.S. Environmental Protection Agency issued a Request for Information seeking comments on implementation of both the methane emissions charge and the methane emissions reduction incentives program authorized and funded by the IRA. Also in November 2022, the Department of Interior issued seven Instruction Memoranda outlining the agency’s policies for implementing the IRA.

On November 15, 2021, PHMSA published a Final Rule amending the gas pipeline safety regulations at 49 CFR Parts 191 and 192 to extend regulation over larger diameter gas gathering pipelines located in rural (Class 1) locations (the “Final Gathering Rule”). The Final Gathering Rule imposes Part 191 or Part 192 requirements on such rural gathering pipelines. All rural gathering pipelines will be subject to annual and incident reporting under Part 191, while those pipelines over 8.625 inches in diameter that are operated at a maximum allowable operating pressure ("MAOP") of more than 20% of specified minimum yield strength ("SMYS") or, where SMYS is not known, where the MAOP exceeds 125 psig, must also comply with certain Part 192 requirements. The applicable Part 192 requirements increase with increased diameter and with proximity to buildings intended for human occupancy or impacted sites. For gathering pipelines between 8.625 inches and 16 inches in diameter, the new regulations require annual and incident reporting, as well as design and construction standards, damage prevention, and emergency planning on new pipelines or those that are repaired or replaced or otherwise substantially changed. If the potential impact radius of the pipeline segment includes a building intended for human occupancy or an impacted site, corrosion control, line markers, public awareness and leakage survey and repair for pipelines of less than 12.75 inches in diameter are also added, and MAOP requirements and standards for plastic pipelines for lines are added for pipelines between 12.75 inches and 16 inches in diameter. Pipelines of more than 16 inches in diameter are subject to all of the above, whether or not the potential impact radius includes any structures intended for human occupancy or impacted sites. The Part 191 reporting requirements of the Final Gathering Rule took effect on May 16, 2022. The remaining Part 192 requirements were to take effect on November 15, 2022, or May 16, 2023, depending on the rule section. However, following GPA Midstream Association’s petition for judicial review of the new rule, PHMSA agreed to stay enforcement until May 16, 2024, with respect to smaller-diameter pipelines (8.625 to 12.75 inches).

In November 2021, EPA proposed the expansion of the federal new source performance standards (“NSPS”) for new and modified, and existing, oil and gas sector sources that regulate emissions of VOCs and methane from these sources. EPA had promulgated enhanced NSPS regulations for VOCs in 2012 and the NSPS for VOCs and methane in 2016. The regulations, contained in 40 CFR Part 60, Subpart OOOO and OOOOa, among other things, require control of VOC and methane emissions from subject sources through ensuring adequate design, requiring installation of emission controls, and institution of leak detection and repair programs. EPA’s November 2021 proposed regulations would expand the scope and breadth of the existing regulations. The 2021 proposed rules include provisions that: 1) extend emission control and reduction requirements under this part of the Clean Air Act to existing oil and gas sources, which is a first; and 2) expand and tighten the existing emission reduction requirements for new or modified oil and gas sources adopted in 2012 and 2016. In December 2022, EPA issued a supplemental proposal to update, strengthen, and expand the 2021 proposed rules. EPA is expected to finalize the rule in 2023.

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

In 2022, NMED adopted an Ozone Precursor rule to regulate and control ozone precursor pollutants, including volatile organic compounds (“VOCs”) and nitrogen oxides (“NOx”), from the oil and gas industry, which will also control or reduce methane emissions. The rule establishes emission standards and emission reduction requirements for various equipment and processes as well as leak detection and repair requirements. The EMNRD rules impose additional operational requirements and costs, and potential regulatory compliance and enforcement risk, on our facilities and operations. The NMED rule will impose additional operational costs and potential regulatory compliance and enforcement risks. Similarly, our customers are expected to incur compliance costs of their own under these rules and may, if out of compliance, experience delays or curtailment in the pursuit of their exploration, development, or production activities. Any adverse impact on our customers’ activities could have a corresponding negative impact on our throughput volumes. Accordingly, such restrictions or prohibitions could have an adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

State and local legislative and regulatory initiatives relating to oil and gas operations could adversely affect our third-party customers’ production and, therefore, adversely impact our midstream operations.

Certain states in which we operate have adopted or are considering adopting measures that could impose new or more stringent requirements on oil and gas exploration and production activities. Those measures could include heightened permitting requirements for upstream operations that impact the location, timing, and scope of new development activity, and may include additional drilling and operational restrictions in order to address environmental justice concerns, minimize impacts to disproportionately impacted communities, and possibly to contend with elevated ground-level ozone days. Local governments may exercise their land use authority and police powers to impose additional development restrictions and ongoing regulation of odor, traffic, noise and other community impacts. In Colorado, private organizations have sponsored and may in the future sponsor citizen initiatives to limit hydraulic fracturing, increase mandatory setbacks of oil and gas operations from occupied structures, and achieve more restrictive state or local control over such activities.

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

On April 16, 2019, Governor Polis signed into law Senate Bill 19-181 (“SB-181”), which amended existing laws and enacted new laws concerning the conduct of oil and gas operations in Colorado. The bill changed the mandate of the Colorado Oil and Gas Conservation Commission (the “COGCC”) to regulate oil and gas development in a manner that protects the public health, safety, welfare, and the environment and wildlife, from the previous mandate to foster the development and production of oil and gas. Other key elements of SB-181 include granting local governments ability to regulate facility siting and surface impacts of oil and gas operations as well as the ability to inspect and impose fines for leaks, spills, and emissions, and requiring the Colorado Department of Public Health and Environment (the “CDPHE”) to adopt additional rules that call for the minimization and continual monitoring of emissions at oil and gas facilities. SB-181 also requires the COGCC to conduct rulemakings concerning the cumulative impacts of oil and gas development, additional flowline regulations, as well as other matters.

The COGCC completed the most significant rulemaking to implement SB-181 in late 2020, with the final SB-181 rulemaking concerning financial assurance having been completed in early 2022. These rules are focused on upstream oil and gas development, and as a whole touch on nearly every aspect of oil and gas development activity. Due to the scope and complexity of the rules, the COGCC has issued guidance materials that will be central to achieving successful rule implementation. Although our customers have expressed confidence in their ability to conform to the rules and move forward with predictable development plans, the number of drilling permits issued by the COGCC slowed considerably in 2021 as staff began reviewing permit applications in accordance with the new rules. We expect the approval of well permit applications to improve as operators and COGCC staff both gain experience with the new regulatory regime, and because our customers are increasingly focused on permitting comprehensive area plans that will allow for the approval of a larger number of wells as part of larger long-term development plans.

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

In addition, in 2019 the Colorado legislature enacted HB19-1261 establishing statewide greenhouse gas emission reduction goals and included agency authorities and mandates to promulgate regulations to achieve greenhouse gas reduction goals. In January 2021, Governor Polis issued the “Greenhouse Gas Pollution Reduction Roadmap,” which describes state actions and the regulatory pathway to achieve the HB19-1261 greenhouse gas reduction goals. The Greenhouse Gas Reduction Roadmap specifies, among other things, intended reductions by economic sector, including the oil and gas sector as well as the “residential, commercial and industrial” sector that includes emissions from the combustion of fuels.

In 2021, the governor signed HB21-1266 into law, which required the adoption of rules to reduce greenhouse gas (“GHG”) emissions from “oil and gas exploration, production, processing, transmission, and storage operations” by at least 36% by 2025 and 60% by 2030 below a 2005 baseline. These regulatory actions have been and will be pursued by various state agencies, including the Colorado Energy Office and the Colorado Air Quality Control Commission (“AQCC”). In December 2021, the AQCC adopted regulations to reduce GHGs from the oil and gas sector through myriad requirements to address emissions and control requirements, including emissions reduction requirements for production well sites, and capture requirements for pigging activities and capture and control requirements for equipment blowdowns. The AQCC also adopted requirements for a Steering Committee to assess methods and feasibility to reduce GHG emissions from industrial combustion of hydrocarbon fuels, specifically including oil and gas sector compression equipment to gather and transport natural gas, ultimately resulting in plans and regulations for oil and gas sector industrial combustion equipment to achieve the HB21-1266 reduction goals. These regulations collectively are anticipated to impose near- and longer-term obligations and costs on our producer customers as well as on our own midstream equipment and facilities. These rulemaking proceedings to reduce greenhouse gas emissions could increase costs on or inhibit or adversely influence the ability of our producer customers to develop and operate production wells. These rulemaking proceedings could increase costs for us to operate our compressor stations or gas plants in the state, and they could affect the types of equipment or the manner in which we operate our midstream equipment. These rulemaking proceedings, or future related rulemaking proceedings, have the potential to result in some manner of greenhouse gas emissions caps in the state, or greenhouse gas sector-specific performance standards, either of which could result in increased costs on our producer customers or increased costs on us to operate our facilities, and could affect the types of equipment that we operate or the manner in which it is operated. These rulemaking proceedings have the potential to affect the operations and production of our customers, which can in turn affect our operations, and they also have the potential to affect our costs and facility operations, either of which could adversely affect our financial results or have such an effect on our operations.

The official title of HB21-1266 is the Environmental Justice Act and the legislation also created the Environmental Justice Action Task Force, a 22-member body charged with recommending and promoting strategies for incorporating environmental justice and equity into how state agencies discharge their responsibilities. The Task Force completed its duties with the issuance of a final report on November 14, 2022, which presented to the governor and the general assembly a set of seven recommendations including topics such as environmental justice coordination, agency consideration of cumulative impacts, data collection, and best practices for community engagement. While none of the recommendations are binding, they do represent the basis for which future legislation and agency rulemakings could impose additional legal requirements that impact our ability or that of our producer customers to obtain necessary permits, construct and expand our assets, and operate our facilities.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and disgorgement of profits. Under EPACT 2005, FERC has civil penalty authority under the NGA to impose penalties of up to $1.5 million per day for each violation and possible criminal penalties of up to $1.5 million per violation and five years in prison. Under the NGPA, FERC may impose civil penalties of up to $1.5 million for any one violation and may impose criminal penalties of up to $1.5 million and five years in prison.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and the disgorgement of profits. Under EPACT 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1.5 million per day for each violation and possible criminal penalties of up to $1.5 million per violation and five years in prison.

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

EPA had promulgated enhanced New Source Performance Standards (“NSPS”) regulations for the oil and gas sector to control volatile organic compounds (“VOCs”) in 2012, and an NSPS for VOCs and methane in the oil and gas sector in 2016. The regulations, contained in 40 CFR Part 60, Subpart OOOO and OOOOa, among other things, require control of VOC and methane emissions from subject sources through ensuring adequate design, requiring installation of emission controls, and institution of leak detection and repair programs. EPA’s 2016 regulatory action imposed leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposed additional emission reduction requirements on specific pieces of oil and gas equipment, and was a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. In November 2021, EPA proposed revisions of the federal NSPS for oil and gas sector sources that regulate emissions of VOCs and methane. EPA’s November 2021 proposed regulations would expand the scope and breadth of the existing regulations, including: 1) the extension of emission control and reduction requirements under this part of the Clean Air Act to existing oil and gas sources, which is a first; and 2) expansion and tightening of the existing emission reduction requirements for new or modified oil and gas sources adopted in 2012 and 2016. In December 2022, EPA issued a supplemental proposal to update, strengthen, and expand the 2021 proposed rules. EPA is expected to finalize the rule in 2023.

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

In Colorado, including Weld County, EPA has classified the Denver Metro/North Front Range as “severe” nonattainment for the 2008 ozone standard and “marginal” nonattainment for the 2015/2020 ozone standard. Effective November 7, 2022, Colorado’s front range was reclassified from a “serious” to a “severe” nonattainment area for the 2008 8-hour ozone standard. The nonattainment status of this area has resulted in reduction of the major source threshold and adoptions of regulations designed to reduce ozone precursor emissions, including regulations adopting provisions of the CTGs and other regulations focused on reducing VOC and NOx emissions from the oil and gas industry. In December 2022, the AQCC approved revisions to the State’s Implementation Plan to reduce emissions of VOCs and NOx to come into compliance with the ozone standards. Additional rulemakings from the Colorado Air Quality Control Commission are expected in the future to reduce emissions of VOCs and NOx from the oil and gas sector as part of the State’s Implementation Plan to come into compliance with the ozone standards.

In New Mexico in 2022, the NMED adopted an Ozone Precursor rule with the intention of preventing the state from falling into non-attainment with the ozone NAAQS by controlling ozone precursor pollutants, VOCs and NOx, from the oil and gas industry, which will also control or reduce methane emissions. The rule establishes emission standards and emission reduction requirements for various equipment and processes as well as leak detection and repair requirements. We anticipate that the rule will impose additional operational costs and potential regulatory compliance and enforcement risks.

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

The United States Congress and some states where we have operations have or may consider legislation or regulations related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. The conditions for entry into force of the Paris accords were met on October 5, 2016 and the Agreement went into force 30 days later on November 4, 2016. At the United Nations Climate Change Conference in Glasgow (COP26) in 2021, the United States and the European Union announced the Global Methane Pledge that aims to limit methane emissions by 30% compared with 2020 levels. More recently, at the United Nations Climate Change Conference in Egypt (COP27) in 2022, the Biden Administration announced new initiatives to tackle climate change.

At the federal level, legislative proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. For example, legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In August 2022, President Biden signed the reconciliation budget bill, known as the Inflation Reduction Act of 2022 (“IRA”), which, among other things, includes a new “waste emission charge” imposed for methane emissions for oil and gas production and onshore pipelines, storage, gathering, and boosting for facilities that emit more than 25,000 metric tons of carbon dioxide annually beginning in 2025. In 2011, EPA proposed greenhouse gas permitting requirements for stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting, although that rule was challenged. Following from that challenge, in 2016 the EPA proposed PSD and Title V permitting regulations that would address control of GHG emissions if certain thresholds are met. While EPA has not finalized the rule, states such as Colorado have adopted similar requirements. Separately, in 2011 EPA issued rules requiring reporting of greenhouse gases, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015, EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. In June 2013, President Obama announced a climate action plan that targeted methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA expanded the NSPS regulations for new or modified oil and gas sources of VOCs to include methane emissions, which, among other things, imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. In November 2021, EPA proposed revisions to the federal NSPS for oil and gas sector sources that regulate emissions of VOCs and methane. EPA’s November 2021 proposed regulations would expand the scope and breadth of the existing regulations, including: 1) the extension of emission control and reduction requirements under this part of the Clean Air Act to existing oil and gas sources, which is a first; and 2) expansion and tightening of the existing emission reduction requirements for new or modified oil and gas sources adopted in 2012 and 2016. In December 2022, EPA issued a supplemental proposal to update, strengthen, and expand the 2021 proposed rules. EPA is expected to finalize the rule in 2023.

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

Certain of our customers’ natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the EPA under the Safe Drinking Water Act, or SDWA, hydraulic fracturing is excluded from regulation except where the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. Over the past several years, the EPA has finalized various regulatory programs directed at hydraulic fracturing. For example, in June 2016, the EPA issued regulations under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production to publicly owned treatment works. States can propose or promulgate regulations or enact initiatives or legislation imposing conditions or restrictions on hydraulic fracturing practices or oil and gas well development using hydraulic fracturing or horizontal drilling techniques. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely. In Oklahoma, induced seismicity from injection of fluids in wastewater disposal wells has resulted in regulatory limitations on wastewater disposal into such wells. The implementation of rules relating to hydraulic fracturing could result in increased expenditures for our exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

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
It is unclear how the discontinuation of LIBOR and transition to SOFR may affect our financing costs in the future.

Our existing two series of preferred limited partner units (our “Preferred LP Units”) are scheduled by their terms to convert from fixed percentage distributions to distributions that accumulate an annual floating rate of the three-month London Interbank Offered Rate, or LIBOR plus a spread of 4.919% (Series B scheduled to start in June 2023) (the “Contractual Series B Floating Rate”) and 4.882% (Series C scheduled to start in October 2023) (the “Contractual Series C Floating Rate”), respectively. In May 2023, our 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 (our “Subordinated Notes”) are scheduled by their terms to convert from a fixed percentage of interest to interest based on an annual floating rate of the three-month LIBOR plus a spread of 3.85% (the “Contractual Subordinated Notes Floating Rate”). On December 31, 2021, however, ICE Benchmark Administration Limited (the “IBA”), the administrator for LIBOR, permanently ceased publishing LIBOR with respect to one-week and two-month U.S. dollar LIBOR tenors, and will permanently cease publishing LIBOR with respect to all other U.S. dollar LIBOR tenors (overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR tenors) on June 30, 2023. The phase out of LIBOR may create market disruptions or volatility, and the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, could increase the cost of our variable rate indebtedness. The terms applicable to our Preferred LP Units and our Subordinated Notes do not contain any contractual fallback provision that would replace references to LIBOR (including the Contractual Series B Floating Rate, the Contractual Series C Floating Rate and the Contractual Subordinated Notes Floating Rate) with an alternative benchmark in the event that a given LIBOR rate ceases publication, is unavailable or is found no longer to be representative.

On March 15, 2022, President Biden signed into law the federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and the Board of Governors of the Federal Reserve System (the “Board of Governors”) has promulgated its Regulation ZZ as a final rule to implement the LIBOR Act (“Regulation ZZ”). The LIBOR Act and Regulation ZZ provide a fallback mechanism on a nationwide basis to replace U.S. dollar LIBOR with a benchmark rate for certain so-called “tough legacy contracts” (including the terms applicable to the Preferred LP Units and the Subordinated Notes) that reference the overnight and one-, three-, six- and 12-month tenors of U.S. dollar LIBOR but that contain no or insufficient fallback provisions for a replacement benchmark rate. Pursuant to the LIBOR Act and Regulation ZZ, effective on the first London banking day after June 30, 2023 (unless the Board of Governors determines that the applicable U.S. dollar LIBOR tenor will cease to be published or cease to be representative on a different date) (in either case, the “LIBOR Replacement Date”) and continuing at all times thereafter, the Series B Preferred LP Units will accumulate distributions at an annual floating rate equal to the sum of the CME Term SOFR Reference Rate published for a three-month tenor as administered by CME Group Benchmark Administration, Ltd. (or any successor administrator thereof) (“3-Month CME Term SOFR”) plus a tenor spread adjustment of 0.26161% (the 3-Month CME Term SOFR plus such tenor spread adjustment is the “Adjusted 3-Month CME Term SOFR”) plus 4.919%, in lieu of the Contractual Series B Floating Rate. Effective on the Series C Conversion Date and continuing at all times thereafter, the Series C Preferred LP Units will accumulate distributions at an annual floating rate equal to the sum of the Adjusted 3-Month CME Term SOFR plus 4.882%, in lieu of the Contractual Series C Floating Rate. Effective on the LIBOR Replacement Date and continuing at all times thereafter, the Subordinated Notes will bear interest at an annual rate equal to the sum of the Adjusted 3-Month CME Term SOFR plus 3.85%, in lieu of the Contractual Subordinated Notes Floating Rate. The phase out of LIBOR and the transition to Adjusted 3-Month CME Term SOFR as a benchmark may create market disruptions or volatility, and the consequences of these market developments cannot be entirely predicted and could increase the cost of our variable rate indebtedness and the accrual of distributions on our Preferred LP Units. Moreover, because the change in the benchmark rates for our Preferred LP Units and Subordinated Notes is mandated by the LIBOR Act and Regulation ZZ rather than set forth in the terms of our Preferred LP Units and Subordinated Notes, such rates may be subject to future changes by act of Congress or rulemaking by the Board of Governors.

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
The 3.875% Senior Notes due 2023, 5.375% Senior Notes due 2025, 5.625% Senior Notes due 2027, 5.125% Senior Notes due 2029, 8.125% Senior Notes due 2030, 3.25% Senior Notes due 2032, 6.450% Senior Notes due 2036, 6.750% Senior Notes due 2037, and 5.60% Senior Notes due 2044, or the Senior Notes, are senior unsecured obligations of DCP Operating and rank equally in right of payment with all of its other existing and future senior unsecured debt and effectively junior to any of its future secured indebtedness to the extent of the collateral securing such indebtedness. The 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 are junior subordinated obligations of DCP Operating and rank junior in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2022, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties, other than the amounts borrowed under the Securitization Facility. Such subsidiaries are not prohibited under the indentures governing the notes from incurring indebtedness in the future.

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

As of December 31, 2022, our consolidated principal indebtedness was $4,865 million. Our significant indebtedness and any additional debt we may incur in the future may adversely affect our liquidity and therefore our ability to make interest payments on our notes and distributions on our units.

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

Risks Inherent in an Investment in Our Common Units

Conflicts of interest may exist between our individual unitholders and Phillips 66, which has the authority to conduct, direct and manage the activities of DCP Midstream, LLC associated with the Partnership and our general partner.

DCP Midstream, LLC owns and controls our general partner, which has the sole responsibility for conducting our business and managing our operations. Phillips 66, through its wholly owned subsidiary, has the power to conduct, direct and manage all activities of DCP Midstream, LLC associated with the Partnership and its subsidiaries and our general partner, including the power to exercise DCP Midstream, LLC's rights to appoint or remove any director on the board of directors of our general partner. Some of our general partner’s directors are executive officers of Phillips 66. Therefore, conflicts of interest may arise between Phillips 66 and its affiliates and our unitholders. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:
•neither our Partnership Agreement nor any other agreement requires Phillips 66 to pursue a business strategy that favors us. Phillips 66’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stakeholders of Phillips 66, which may be contrary to our interests;
•our general partner is allowed to take into account the interests of parties other than us, such as DCP Midstream, LLC and its affiliates, including Phillips 66, in resolving conflicts of interest;
•DCP Midstream, LLC and its affiliates, including Phillips 66, are not limited in their ability to compete with us. Please read “DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us” below;
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

Neither our Partnership Agreement nor the Services Agreement between us and DCP Midstream, LLC prohibits DCP Midstream, LLC and its affiliates, including Phillips 66, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Phillips 66, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Phillips 66 is a large, established participant in the midstream energy business, and has significantly greater resources than we have, which factors may make it more difficult for us to compete with Phillips 66 with respect to commercial activities as well as for acquisition candidates. As a result, competition from Phillips 66 could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be material.

Pursuant to the Services Agreement, DCP Midstream, LLC and its affiliates, including Phillips 66, will receive reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services will be material. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. These factors may reduce the amount of cash otherwise available for distribution to our unitholders.

Our Partnership Agreement limits our general partner’s fiduciary duties to holders of our units (other than our general partner and its affiliates).

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. As of December 31, 2022, our general partner and its affiliates owned approximately 57% of our outstanding common units.

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

The holders of our 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Series B Preferred Units”) and our 7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Series C Preferred Units and together with the Series B Preferred Units, the “Preferred Units”) are entitled to certain rights that are senior to the rights of holders of common units, such as rights to distributions and rights upon liquidation of the Partnership. If we do not pay the required distributions on our Preferred Units, we will be unable to pay distributions on our common units. Additionally, because distributions to our Preferred Unitholders are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods if we later commence paying distributions on our common units. The preferences and privileges of the Preferred Units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

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

Our Partnership Agreement requires us to distribute all of our “available cash” each quarter to our common unitholders. “Available cash” is defined in our Partnership Agreement and described in Note 17 of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data.". As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on the Preferred Units.

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

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Gain recognized from a sale or other disposition of our units by a non-U.S. person will be subject to federal income tax as income effectively connected with a U.S. trade or business. Moreover, the transferee of our units (or the transferee's broker, if applicable) is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. Recent final Treasury regulations provide for the application of this withholding rule to open market transfers of interests in publicly traded partnerships beginning on January 1, 2023. Under these regulations, the “amount realized” for purposes of this withholding is the gross proceeds paid or credited upon the transfer.

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

Item 3. Legal Proceedings

See Item 8 - Financial Statements - Notes to Consolidated Financial Statements - Note 22 in Part II of this Form 10-K for information about legal proceedings. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1.0 million or more.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Market Information
Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “DCP”. As of February 10, 2023, there were approximately 31 unitholders of record of our common units. This number does not include unitholders whose common units are held in trust by other entities.

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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses performance during the fiscal years ended December 31, 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 performance and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K, but rather can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Realignment Transaction
On August 17, 2022, in connection with the closing of the Realignment Transaction between Phillips 66 and Enbridge, PGC, an indirect wholly owned subsidiary of Phillips 66, and Spectra DEFS Holding, LLC, an indirect wholly owned subsidiary of Enbridge, as the members of DCP Midstream, LLC, entered into the Third A&R LLC Agreement, which, among other things, designated PGC as the Class A Managing Member of DCP Midstream, LLC with the power to conduct, direct and manage all activities of DCP Midstream, LLC associated with the Partnership and each of its subsidiaries, GP LP and our General Partner, and, in each case, the businesses, activities and liabilities thereof. The Third A&R LLC Agreement also provided PGC with the power to exercise DCP Midstream, LLC’s rights to appoint or remove any director on the board of directors of our General Partner and vote the common units representing limited partner interests in the Partnership that are owned directly or indirectly by DCP Midstream, LLC.
Following the completion of the Realignment Transaction, we began to integrate certain of our operations with Phillips 66’s midstream segment, including the integration of operational services that are currently, or were previously, provided by DCP Services, LLC. As part of these integration efforts, continuing employees will transfer employment to a Phillips 66 subsidiary, which we expect to occur beginning in the second quarter of 2023, and general and administrative services will be provided by Phillips 66 or one or more of its subsidiaries going forward. We expect such integration efforts to continue regardless of the outcome of the pending Merger with Phillips 66 described below.
Pending Merger with Phillips 66
On August 17, 2022, the board of directors of our General Partner received a non-binding proposal from Phillips 66 to acquire all of the Partnership’s issued and outstanding publicly-held common units not already owned by DCP Midstream, LLC or its subsidiaries at a value of $34.75 per common unit (the “Proposal”). The board of directors of our General Partner appointed the special committee to review, evaluate and negotiate the Proposal.
On January 5, 2023, we entered into the Merger Agreement with Phillips 66, PDI, Merger Sub, GP LP and our General Partner, pursuant to which, at the effective time of the Merger, each common unit representing a limited partner interest in the Partnership (other than the common units owned by DCP Midstream, LLC and GP LP) will be converted into the right to receive $41.75 per common unit in cash, without interest. GP LP has agreed to declare, and cause the Partnership to pay, a cash distribution in respect of the common units in an amount equal to $0.43 per common unit for each completed quarter ending on or after December 31, 2022 and prior to the effective time of the Merger.
The Merger Agreement and the transactions contemplated thereby, including the Merger, were unanimously approved on behalf of the Partnership by the special committee and the board of directors of the General Partner, which is the general partner of GP LP. The special committee, which is comprised of independent members of the board of directors of our general partner, retained independent legal and financial advisors to assist it in evaluating and negotiating the Merger Agreement and the Merger.

The Merger is expected to close in the second quarter of 2023, subject to customary closing conditions. There can be no assurance that the Merger will be consummated on the terms described above or at all.
General Trends and Outlook
We anticipate our business will continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee-based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices were volatile during 2022 and are subject to global energy supply and demand fundamentals as well as geopolitical disruptions. Drilling activity levels vary by geographic area and we will continue to target our strategy in geographic areas where we expect producer drilling activity.
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
We expect to be a proactive participant in the transition to a lower carbon energy future through increased efficiency and modernization of existing operations, which we expect will reduce the greenhouse gas emissions from our base business. Going forward, we expect that our assets will be managed in a manner consistent with the emissions goals of Phillips 66.
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
We have historically hedged commodity prices associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing segment.
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
During 2023, our strategic objectives are to generate Excess Free Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Excess Free Cash Flows”) and reduce leverage. We believe the key elements to generating Excess Free Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Excess Free Cash Flows. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2023 plan includes sustaining capital expenditures of approximately $150 million and expansion capital expenditures of approximately $125 million.
Recent Events
Series A Preferred Units Redemption
On December 15, 2022 we paid $500 million to redeem in full the outstanding Series A Preferred Units at a redemption price of $1,000 per unit using cash as well as borrowings under our Securitization Facility. The difference between the redemption price of the Series A Preferred Units and the carrying value on the balance sheet resulted in an approximately $13 million reduction to Net income allocable to limited partners. The carrying value represented the original issuance proceeds, net of underwriting fees and offering costs for the Series A Preferred Units.
Common and Preferred Distributions
On January 24, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution was paid on February 14, 2023 to unitholders of record on February 3, 2023.
Also on January 24, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distribution will be paid on March 15, 2023 to unitholders of record on March 1, 2023. The Series C distribution will be paid on April 17, 2023 to unitholders of record on April 3, 2023.
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
Our Gathering and Processing segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices and global demand. The number of active oil and gas drilling rigs in the United States increased, from 586 on December 31, 2021 to 779 on December 31, 2022. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore for and produce natural gas.
The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in Item 7A in this 2022 Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or net realizable value inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.
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

Impact of Inflation

We anticipate that an increase in labor costs, along with increased supply chain costs primarily related to inflationary pressures that began in the latter half of 2021 and persisted through 2022, will continue to have an impact on our operations in 2023. However, a portion of these cost increases have been planned for in our 2023 budget process and should be partially offset by benefits to our commodity sales, transportation and processing prices. However, inflationary pressures on interest rates impact our business, as well as the broader economy and energy business. Consequently, our costs for chemicals, utilities, materials and supplies, labor and major equipment purchases may increase during periods of general business inflation or periods of relatively high energy commodity prices.

Other
The above factors, including sustained deterioration in commodity prices and volumes, other market declines or a decline in our common unit price, may negatively impact our results of operations, and may increase the likelihood of a non-cash impairment charge or non-cash lower of cost or net realizable value inventory adjustments.

How We Evaluate Our Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) adjusted gross margin and segment adjusted gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; (5) adjusted segment EBITDA; (6) Distributable Cash Flow; and (7) Excess Free Cash Flow. Adjusted gross margin, segment adjusted gross margin, adjusted EBITDA, adjusted segment EBITDA, Distributable Cash Flow and Excess Free Cash Flow are non-GAAP measures. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.
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

Results of Operations
Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the years ended December 31, 2022 and 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion. Discussions for the year ended December 31, 2021 versus the year ended December 31, 2020 can be found in our Annual Report Form 10-K for the year ended December 31, 2021 and should be read in conjunction with the discussions below.

	Year Ended December 31,		Variance 2022 vs. 2021
	2022	2021	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$13,442	$9,734	$3,708	38%
Gathering and Processing	10,129	6,894	3,235	47%
Inter-segment eliminations	(8,578)	(5,921)	2,657	45%
Total operating revenues	14,993	10,707	4,286	40%
Purchases and related costs
Logistics and Marketing	(13,275)	(9,596)	3,679	38%
Gathering and Processing	(8,193)	(5,590)	2,603	47%
Inter-segment eliminations	8,578	5,921	2,657	45%
Total purchases	(12,890)	(9,265)	3,625	39%
Operating and maintenance expense	(729)	(659)	70	11%
Depreciation and amortization expense	(360)	(364)	(4)	(1%)
General and administrative expense	(286)	(223)	63	28%
Asset impairments	(1)	(31)	(30)	(97%)
Other income, net	3	5	(2)	(40%)
Gain (loss) on sale of assets, net	6	(5)	11	*
Restructuring costs	(21)	—	21	*
Earnings from unconsolidated affiliates (b)	620	535	85	16%
Interest expense	(278)	(299)	(21)	(7%)
Income tax expense	(1)	(6)	(5)	(83%)
Net income attributable to noncontrolling interests	(4)	(4)	—	—%
Net income attributable to partners	$1,052	$391	$661	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$167	$138	$29	21%
Gathering and Processing	1,936	1,304	632	48%
Total adjusted gross margin	$2,103	$1,442	$661	46%

Non-cash commodity derivative mark-to-market	$93	$(125)	$218	*
NGL pipelines throughput (MBbls/d) (d)	705	652	53	8%
Gas pipelines throughput (TBtu/d) (d)	1.09	1.0	0.09	9%
Natural gas wellhead (MMcf/d) (d)	4,353	4,196	157	4%
NGL gross production (MBbls/d) (d)	421	398	23	6%
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

(d) For entities not wholly owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021
Total Operating Revenues — Total operating revenues increased $4,286 million in 2022 compared to 2021, primarily as a result of the following:
•$3,708 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices, higher gas and NGL volumes, favorable commodity derivative activity, and an increase in transportation, processing and other; and
•$3,235 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, higher volumes in the Permian region, DJ Basin, and Midcontinent region, an increase in transportation, processing and other, and favorable commodity derivative activity, partially offset by lower volumes in the South region.
These increases were partially offset by:
•$2,657 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $3,625 million in 2022 compared to 2021, primarily as a result of the following:
•$3,679 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$2,603 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$2,657 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 largely due to higher base costs primarily in the Permian region and higher reliability and pipeline integrity spend.
General and Administrative Expense — General and administrative expense increased in 2022 compared to 2021, primarily due to higher employee costs and benefits.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent and South regions of our Gathering and Processing segment, and long-lived assets in South Texas in our Logistics and Marketing segment.
Gain (loss) on sale of assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region. The net loss on sale of assets in 2021 primarily represents the sale of gathering systems in the Midcontinent region.
Restructuring Costs — Restructuring costs increased in 2022 compared to 2021 primarily as a result of severance for termination benefits and other costs as a result of our ongoing integration with Phillips 66 following the Realignment Transaction.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, higher throughput volumes on the Sand Hills and Front Range pipelines, and higher NGL pipeline tariffs.
Interest Expense — Interest expense decreased in 2022 compared to 2021 primarily as a result of lower average outstanding debt balances.
Income tax expense — Income tax expense decreased in 2022 compared to 2021 based on forecasted reversals in 2021 of temporary differences using our future expected apportionment in Texas.
Net Income Attributable to Partners — Net income attributable to partners increased in 2022 compared to 2021 for all of the reasons discussed above.

Adjusted Gross Margin — Adjusted gross margin increased $661 million in 2022 compared to 2021, primarily as a result of the following:
•$632 million increase for our Gathering and Processing segment, primarily as a result of higher commodity prices, higher margins in the Permian and Midcontinent regions, higher volumes in the DJ Basin and Permian region, favorable derivative activity attributable to our corporate equity hedge program, and the negative impact of Winter Storm Uri resulting in producer shut-ins in the first quarter of 2021; and
•$29 million increase for our Logistics and Marketing segment, primarily as a result of an increase in gas pipeline and storage marketing margins due to more favorable commodity spreads in 2022, an increase in NGL pipeline margins, and the negative impact of Winter Storm Uri in the first quarter of 2021, partially offset by a contract settlement and unfavorable NGL marketing and storage activity.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills and Front Range pipelines.
Natural Gas Wellhead — Natural gas wellhead increased in 2022 compared to 2021 due to increased volumes in the Permian region, South region, and DJ Basin.
NGL Gross Production — NGL gross production increased in 2022 compared to 2021 due to increased volumes in the DJ Basin and Permian region.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the year ended December 31, 2022 and 2021, respectively:

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$338	$274
DCP Southern Hills Pipeline, LLC	89	91
Gulf Coast Express LLC	67	63
Front Range Pipeline LLC	46	38
Texas Express Pipeline LLC	22	19
Mont Belvieu 1 Fractionator	15	17
Discovery Producer Services LLC	20	16
Cheyenne Connector, LLC	15	12
Mont Belvieu Enterprise Fractionator	6	3
Other	2	2
Total earnings from unconsolidated affiliates	$620	$535
Distributions received from unconsolidated affiliates were as follows:

	Year Ended December 31,
	2022	2021
	(millions)
DCP Sand Hills Pipeline, LLC	$388	$293
DCP Southern Hills Pipeline, LLC	105	102
Gulf Coast Express LLC	82	78
Front Range Pipeline LLC	50	42
Texas Express Pipeline LLC	24	21
Mont Belvieu 1 Fractionator	14	17
Discovery Producer Services LLC	33	29
Cheyenne Connector, LLC	19	17
Mont Belvieu Enterprise Fractionator	6	1
Other	3	4
Total distributions from unconsolidated affiliates	$724	$604

Results of Operations — Logistics and Marketing Segment

The results of operations for our Logistics and Marketing segment are as follows:

	Year Ended December 31,		Variance 2022 vs. 2021
	2022	2021	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$13,394	$9,931	$3,463	35%
Transportation, processing and other	74	65	9	14%
Trading and marketing losses, net	(26)	(262)	236	90%
Total operating revenues	13,442	9,734	3,708	38%
Purchases and related costs	(13,275)	(9,596)	3,679	38%
Operating and maintenance expense	(36)	(38)	(2)	(5%)
Depreciation and amortization expense	(12)	(12)	—	—%
General and administrative expense	(6)	(6)	—	—%
Asset impairments	—	(13)	(13)	*
Other income, net	8	6	2	33%
Earnings from unconsolidated affiliates (a)	601	519	82	16%
Gain on sale of assets, net	—	2	2	*
Segment net income attributable to partners	$722	$596	$126	21%
Other data:
Segment adjusted gross margin (b)	$167	$138	$29	21%
Non-cash commodity derivative mark-to-market	$(25)	$(19)	$(6)	(32%)
NGL pipelines throughput (MBbls/d) (c)	705	652	53	8%
Gas pipelines throughput (TBtu/d) (c)	1.09	1.0	0.09	9%
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

Year Ended December 31, 2022 vs. Year Ended December 31, 2021
Total Operating Revenues — Total operating revenues increased $3,708 million in 2022 compared to 2021, primarily as a result of the following:
•$2,750 million increase as a result of higher commodity prices before the impact of derivative activity;
•$713 million increase attributable to higher gas and NGL volumes;
•$236 million increase as a result of commodity derivative activity attributable to a decrease in realized cash settlement losses of $242 million, partially offset by an increase in unrealized commodity derivative losses of $6 million due to movements in forward prices of commodities; and
•$9 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs increased $3,679 million in 2022 compared to 2021, for the reasons discussed above.

Asset Impairments — Asset impairments in 2021 relate to long-lived assets in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2022 compared to 2021 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline, higher throughput volumes on the Sand Hills and Front Range pipelines, and higher NGL pipeline tariffs.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $29 million in 2022 compared to 2021, primarily as a result of the following:
•$39 million increase as a result of increased gas pipeline and storage marketing margins due to more favorable commodity spreads in 2022;
•$6 million increase as a result of NGL pipeline margins.
•$5 million increase as a result of the negative impacts of Winter Storm Uri in the first quarter 2021; and
These increases were partially offset by:
•$16 million contract settlement; and
•$5 million decrease as a result of unfavorable NGL marketing and storage activity in 2022.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2022 compared to 2021 due to increased volumes on the Sand Hills and Front Range pipelines.

Results of Operations — Gathering and Processing Segment
The results of operations for our Gathering and Processing segment are as follows:

	Year Ended December 31,		Variance 2022 vs. 2021
	2022	2021	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$9,696	$6,776	$2,920	43%
Transportation, processing and other	610	474	136	29%
Trading and marketing losses, net	(177)	(356)	179	50%
Total operating revenues	10,129	6,894	3,235	47%
Purchases and related costs	(8,193)	(5,590)	2,603	47%
Operating and maintenance expense	(671)	(603)	68	11%
Depreciation and amortization expense	(329)	(325)	4	1%
General and administrative expense	(18)	(15)	3	20%
Asset impairments	(1)	(18)	(17)	(94%)
Other expense, net	(5)	(1)	4	*
Gain (loss) on sale of assets, net	6	(7)	13	*
Earnings from unconsolidated affiliates (a)	19	16	3	19%
Segment net income	937	351	586	*
Segment net income attributable to noncontrolling interests	(4)	(4)	—	—%
Segment net income attributable to partners	$933	$347	$586	*
Other data:
Segment adjusted gross margin (b)	$1,936	$1,304	$632	48%
Non-cash commodity derivative mark-to-market	$118	$(106)	$224	*
Natural gas wellhead (MMcf/d) (c)	4,353	4,196	157	4%
NGL gross production (MBbls/d) (c)	421	398	23	6%
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
(c) For entities not wholly owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Year Ended December 31, 2022 vs. Year Ended December 31, 2021
Total Operating Revenues — Total operating revenues increased $3,235 million in 2022 compared to 2021, primarily as a result of the following:
•$2,472 million increase attributable to higher commodity prices, before the impact of derivative activity;
•$448 million increase as a result of higher volumes in the Permian region, DJ Basin, and Midcontinent region, partially offset by lower volumes in the South region;
•$136 million increase in transportation, processing and other; and

•$179 million increase as a result of commodity derivative activity attributable to a $224 million increase in unrealized commodity derivative gains partially offset by an increase in realized cash settlement losses of $45 million due to movements in forward prices of commodities in 2022.
Purchases and Related Costs — Purchases and related costs increased $2,603 million in 2022 compared to 2021, primarily as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2022 compared to 2021 largely due to higher base costs primarily in the Permian region and higher reliability and pipeline integrity spend.
Asset Impairments — Asset impairments in 2021 relate to certain long-lived assets in the Midcontinent and South regions.
Gain (loss) on Sale of Assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region. The net loss on sale of assets in 2021 primarily represent the sale of gathering systems in the Midcontinent region.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $632 million in 2022 compared to 2021, primarily as a result of the following:
•$349 million increase as a result of higher commodity prices;
•$136 million increase due to higher gathering and processing margins primarily in the Permian and Midcontinent regions and higher volumes in the DJ Basin and Permian region;
•$112 million increase as a result of favorable commodity derivative activity attributable to our corporate equity hedge program as discussed above; and
•$35 million increase as a result of the negative impact of Winter Storm Uri in the first quarter 2021 which reflected reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.
Natural Gas Wellhead — Natural gas wellhead increased in 2022 compared to 2021 due to increased volumes in the Permian region, South region, and DJ Basin.
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
Series A Preferred Units Redemption — On December 15, 2022 we paid $500 million to redeem in full the outstanding Series A Preferred Units at a redemption price of $1,000 per unit using cash on hand and borrowings under our Securitization Facility. The difference between the redemption price of the Series A Preferred Units and the carrying value on the balance sheet resulted in an approximately $13 million reduction to net income allocable to limited partners. The carrying value represented the original issuance proceeds, net of underwriting fees and offering costs for the Series A Preferred Units.
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

As of December 31, 2022, we had unused borrowing capacity of $1,390 million, net of $10 million letters of credit, under the Credit Agreement, of which at least $1,390 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. As of February 10, 2023, we had unused borrowing capacity of $1,377 million, net of $13 million of outstanding borrowings and $10 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.
Accounts Receivable Securitization Facility — As of December 31, 2022, we had unused borrowing capacity of $310 million under the Securitization Facility, secured by approximately $1,104 million of our accounts receivable at DCP Receivables LLC (“DCP Receivables”).
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities. During the year ended December 31, 2022, we did not issue any securities pursuant to this registration statement.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the year ended December 31, 2022, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $80 million and $81 million as of December 31, 2022 and December 31, 2021, respectively;
•Balances related to debt of $4.823 billion and $5.174 billion as of December 31, 2022 and December 31, 2021, respectively; and
•Interest expense, net of $271 million and $296 million for the year ended December 31, 2022 and 2021, respectively.

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
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which continues to impact our working capital at December 31, 2022. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $802 million and $261 million as of December 31, 2022 and December 31, 2021, respectively, driven by current maturities of long term debt of $506 million and $355 million, respectively. We had net derivative working capital deficits of $8 million and $59 million as of December 31, 2022 and December 31, 2021, respectively.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Net cash provided by operating activities	$1,882	$646	$1,099
Net cash used in investing activities	$(391)	$(110)	$(259)
Net cash used in financing activities	$(1,487)	$(591)	$(785)

Year Ended December 31, 2022 vs. Year Ended December 31, 2021
Operating Activities — Net cash provided by operating activities increased $1,236 million in 2022 compared to the same period in 2021. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities increased $281 million in 2022 compared to the same period in 2021, primarily as a result of an increase in capital expenditures and the acquisition of the James Lake System, partially offset by proceeds from the sale of assets.
Financing Activities — Net cash used in financing activities increased $896 million in 2022 compared to the same period in 2021, primarily as a result of the redemption of the Series A Preferred Units and higher net payments of debt.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, asset retirement obligations, and other long-term liabilities. See Notes 10, 14, and 15 to the Consolidated Financial Statements included in Item 8 "Financial Statements" in Part II of this form 10-K for amounts outstanding on December 31, 2022, related to asset retirement obligations, leases, and debt.
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
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. In the ordinary course of our business, we purchase physical commodities and enter into arrangements related to other items, including long-term fractionation and transportation agreements, in future periods. We establish a margin for these purchases by entering into physical and financial sale and exchange transactions to maintain a balanced position between purchases and sales and future delivery obligations. We expect to fund the obligations with the corresponding sales to entities that we deem creditworthy or that have provided credit support we consider adequate. We may enter into purchase order and non-cancelable construction agreements for capital expenditures. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:
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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2023 plan includes sustaining capital expenditures of $150 million and expansion capital expenditures of $125 million.
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, Securitization Facility and the issuance of additional debt and equity securities. We funded our acquisition of the James Lake System with cash and borrowings under our Credit Facility. Future material investments may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $342 million and $325 million during the years ended December 31, 2022 and 2021, respectively.
On January 24, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution was paid on February 14, 2023 to unitholders of record on February 3, 2023.
Also on January 24, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distribution will be paid on March 15, 2023 to unitholders of record on March 1, 2023. The Series C distribution will be paid on April 17, 2023 to unitholders of record on April 3, 2023.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 17. “Partnership Equity and Distributions” in the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements” in Part II of this 10-K.

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
Adjusted EBITDA — We define adjusted EBITDA as net income or loss attributable to partners adjusted for (i) distributions from unconsolidated affiliates, net of earnings, (ii) depreciation and amortization expense, (iii) net interest expense, (iv) noncontrolling interest in depreciation and income tax expense, (v) unrealized gains and losses from commodity derivatives, (vi) income tax expense or benefit, (vii) impairment expense, and (viii) certain other non-cash items. Adjusted EBITDA further excludes items of income or loss that we characterize as unrepresentative of our ongoing operations. Management believes these measures provide investors meaningful insight into results from ongoing operations.
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
Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to partners adjusted for (i) distributions from unconsolidated affiliates, net of earnings, (ii) depreciation and amortization expense, (iii) net interest expense, (iv) noncontrolling interest in depreciation and income tax expense, (v) unrealized gains and losses from commodity derivatives, (vi) income tax expense or benefit, (vii) impairment expense, and (viii) certain other non-cash items. Adjusted segment EBITDA further excludes items of income or loss that we characterize as unrepresentative of our ongoing operations for that segment. Our adjusted segment EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted segment EBITDA in the same manner.
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$14,993	$10,707	$6,302
Cost of revenues
Purchases and related costs	11,476	8,093	3,627
Purchases and related costs from affiliates	307	188	166
Transportation and related costs from affiliates	1,107	984	950
Depreciation and amortization expense	360	364	376
Gross margin	1,743	1,078	1,183
Depreciation and amortization expense	360	364	$376
Adjusted gross margin	$2,103	$1,442	$1,559

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$13,442	$9,734	$5,530
Cost of revenues
Purchases and related costs	13,275	9,596	5,197
Depreciation and amortization expense	12	12	13
Segment gross margin	155	126	$320
Depreciation and amortization expense	12	12	$13
Segment adjusted gross margin	$167	$138	$333

Gathering and Processing segment:
Operating revenues	$10,129	$6,894	$3,479
Cost of revenues
Purchases and related costs	8,193	5,590	2,253
Depreciation and amortization expense	329	325	333
Segment gross margin	1,607	979	893
Depreciation and amortization expense	329	325	333
Segment adjusted gross margin	$1,936	$1,304	$1,226

	Year Ended December 31,
	2022	2021	2020
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$722	$596	$777
Non-cash commodity derivative mark-to-market	25	19	(78)
Depreciation and amortization expense, net of noncontrolling interest	12	12	13
Distributions from unconsolidated affiliates, net of earnings	91	56	106
Asset impairments	—	13	—
Other (income) expense	—	(2)	2
Adjusted segment EBITDA	$850	$694	$820

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$933	$347	$(499)
Non-cash commodity derivative mark-to-market	(118)	106	23
Depreciation and amortization expense, net of noncontrolling interest	328	324	332
Distributions from unconsolidated affiliates, net of earnings	13	13	78
Asset impairments	1	18	746
Gain on sale of assets	(6)	—	—
Other expense	3	9	3
Adjusted segment EBITDA	$1,154	$817	$683
(a) We recognized $17 million, zero, and $6 million of lower of cost or net realizable value adjustment for the years ending December 31, 2022, 2021, and 2020, respectively.

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

Using the impairment review methodology described herein, we recorded $1 million and $31 million of impairment charges on long-lived assets during the years ended December 31, 2022 and 2021, respectively. These estimates are sensitive to change and if actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges that could be material. If our forecast indicates lower commodity prices in future periods at a level and duration that results in producers curtailing or redirecting drilling in areas where we operate this may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows. See Note 13 of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements."

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

Using the impairment review methodology described herein, we have not recorded any significant impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2022. These estimates are sensitive to change and if actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to impairment charges that could be material. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value only if the loss is other than temporary. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on the investee's operations and cash flows.

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
See Note 16, Risk Management and Hedging Activities, of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the accounting for derivative contracts.
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
Commodity prices experienced volatility during 2022, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and crude oil prices.” A decline in commodity prices could result in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of February 10, 2023 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
January 2023 — December 2023	Natural Gas	(54,583) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.80-$5.40/MMBtu
January 2024 — December 2024	Natural Gas	(22,500) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$3.78-$4.39/MMBtu
January 2025 — December 2025	Natural Gas	(20,000) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$3.82-$4.29/MMBtu
January 2023 — December 2023	NGLs	(3,455) Bbls/d (d)	Mt.Belvieu (b)	$1.11-$1.32/Gal
January 2023 — February 2023	Crude Oil	(5,514) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$82.15/Bbl
March 2023 — December 2023	Crude Oil	(3,928) Bbls/d (d)	NYMEX crude oil futures (c)	$60.37-$82.15/Bbl
January 2024 — December 2024	Crude Oil	(1,968) Bbls/d (d)	NYMEX crude oil futures (c)	$75.80-$84.55/Bbl
(a) NYMEX final settlement price for natural gas futures contracts (NG).
(b) The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
(c) Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d) Average Bbls/d per time period.
(e) Average MMBtu/d per time period.

Our sensitivities for 2023 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2023, and exclude the impact of non-cash mark-to-market changes on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.
Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$10
Natural gas prices	$0.10	MMBtu	$4
Crude oil prices	$1.00	Barrel	$4
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

We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(millions)
NGL prices	$0.01	Gallon	$—
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$1
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
A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. Time spread transactions allow us to lock in a margin supported by the injection, withdrawal, and storage capacity of our natural gas storage assets. We may execute basis spread transactions to mitigate the risk of sale and purchase price differentials across our system. A basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas, including injections and withdrawals from storage. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or net realizable value, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-net realizable value accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of December 31, 2022:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

December 31, 2022	Natural Gas	10,607,492	MMBtu	$47	$4.40/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

January 2023 — January 2024	Natural Gas	(16,892,500)	MMBtu	$31	$4.20-$8.12/MMBtu
January 2023 — October 2023	Natural Gas	6,577,500	MMBtu	$(9)	$5.04-$7.25/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of December 31, 2022:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
January 2023 — Decemeber 2025	Natural Gas	(57,172,500)	MMBtu	$23	$0.05-$0.35/MMBtu
January 2023 — October 2026	Natural Gas	54,372,500	MMBtu	$(63)	$0.16-$1.23/MMBtu

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

Fair Value of Contracts as of December 31, 2022
Sources of Fair Value	Total	Maturity in 2023
	(millions)
Prices supported by quoted market prices and other external sources	$(32)	$(23)
Prices based on models or other valuation techniques	15	15
Total	$(17)	$(8)
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
Interest Rate Risk
Interest rates on Credit Agreement and Securitization Facility borrowings, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. We may mitigate a portion of our future interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. Additionally, see the risk factor “It is unclear how the discontinuation of LIBOR and transition to SOFR may affect our financing costs in the future.” in Item 1A. Risk Factors.
At December 31, 2022, the effective weighted-average interest rate on our outstanding debt was 5.48%.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Gulf Coast Express Pipeline, LLC, the Partnership’s investment which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Partnership include its equity investment in Gulf Coast Express Pipeline, LLC of $408 million and $422 million as of December 31, 2022 and 2021, and its equity earnings in Gulf Coast Express Pipeline, LLC of $67 million, $63 million, and $66 million for the years ended December 31, 2022, 2021, and 2020, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf Coast Express Pipeline, LLC is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

Property, Plant and Equipment, Net - Determination of Impairment Indicators– Refer to Notes 2, 10 and 13
to the financial statements

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

The Partnership’s determination of whether impairment indicators exist for long-lived assets requires management to apply significant judgment. When events or circumstances exist that indicate the carrying value of long-lived assets may not be recoverable, the Partnership evaluates its long-lived assets for impairment by comparing the carrying amount of the applicable asset group to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (“recoverability analysis”). If management determines the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. The property, plant and equipment, net balance was $7,763 million as of December 31, 2022.

We identified the identification of impairment indicators for property, plant and equipment and the associated recoverability analysis as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of property, plant and equipment may not be recoverable as well as the significant judgements and assumptions made in the undiscounted cash flow analysis used to evaluate recoverability.

This required a high degree of auditor judgment, including an increased extent of effort related to evaluating indicators of impairment and auditing whether management appropriately identified impairment indicators and assessed recoverability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of impairment indicators and recoverability analysis for long-lived assets included the following, among others:

•We tested the effectiveness of internal controls over financial reporting related to management’s identification of possible impairment indicators for long-lived assets that may indicate the carrying amount of long-lived assets may not be recoverable.

•We tested the effectiveness of controls over estimates of future volumes of raw natural gas, or other applicable throughput.

•We evaluated management’s analysis of impairment indicators by:

•Assessing whether long-lived assets having indicators of impairment were appropriately identified

•Considering industry and analysts reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management's analysis

•Evaluating management’s judgments around historical trends, macroeconomic and industry conditions, and whether projections are consistent with the Partnership’s operating strategy

•Evaluating management’s forecasts by comparing such forecasts to: information included in the Partnership's public disclosures, recent results of operations, trends in operational data for asset groups such as measures of profitability over recent years and quarters

•Inquiry of management over whether long-lived assets may be sold or otherwise disposed of significantly before the end of the assets' previously estimated useful life

•Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for long-lived assets

•For asset groups for which a recoverability analysis was performed, we evaluated management’s estimates of future volumes by:

•Comparing recent actual results to management’s historical forecasts

•Evaluating the reasonableness of volumetric assumptions by comparing forecasts to permits and rig count data

•Researching industry trends

•Performing a sensitivity analysis to evaluate the change in undiscounted cash flows that would result from changes in underlying volumetric assumptions

•Comparing historical results to management’s future assumptions

/s/ Deloitte & Touche LLP

Denver, Colorado
February 17, 2023

We have served as the Partnership’s auditor since 2004.

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Gulf Coast Express Pipeline LLC
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gulf Coast Express Pipeline LLC (the “Company”) as of December 31, 2022 and 2021, the related statements of income, members’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston Texas
February 15, 2023

DCP MIDSTREAM, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$1

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $2 million, respectively	995	1,029
Affiliates	360	389
Other	3	7
Inventories	83	77
Unrealized gains on derivative instruments	140	86
Collateral cash deposits	93	128
Other	27	32
Total current assets	1,702	1,749
Property, plant and equipment, net	7,763	7,701
Intangible assets, net	34	39
Investments in unconsolidated affiliates	3,475	3,578
Unrealized gains on derivative instruments	26	10
Operating lease assets	112	104
Other long-term assets	222	199
Total assets	$13,334	$13,380
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,199	$977
Affiliates	255	205
Other	29	16
Current debt	506	355
Unrealized losses on derivative instruments	148	145
Accrued interest	78	79
Accrued taxes	58	51
Accrued wages and benefits	72	60
Capital spending accrual	22	7
Other	137	115
Total current liabilities	2,504	2,010
Long-term debt	4,357	5,078
Unrealized losses on derivative instruments	35	30
Deferred income taxes	33	34
Operating lease liabilities	95	93
Other long-term liabilities	274	259
Total liabilities	7,298	7,504
Commitments and contingent liabilities (see note 22)
Equity:
Series A preferred limited partners (0 and 500,000 preferred units authorized, issued and outstanding, respectively)	—	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,396,558 and 208,373,672 common units authorized, issued and outstanding, respectively)	5,755	5,106
Accumulated other comprehensive loss	(6)	(6)
Total partners’ equity	6,011	5,851
Noncontrolling interests	25	25
Total equity	6,036	5,876
Total liabilities and equity	$13,334	$13,380

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$10,485	$7,681	$4,603
Sales of natural gas, NGLs and condensate to affiliates	4,027	3,105	1,088
Transportation, processing and other	684	539	455
Trading and marketing (losses) gains, net	(203)	(618)	156
Total operating revenues	14,993	10,707	6,302
Operating costs and expenses:
Purchases and related costs	11,476	8,093	3,627
Purchases and related costs from affiliates	307	188	166
Transportation and related costs from affiliates	1,107	984	950
Operating and maintenance expense	729	659	607
Depreciation and amortization expense	360	364	376
General and administrative expense	286	223	253
Asset impairments	1	31	746
Other (income) expenses, net	(3)	(5)	15
(Gain) loss on sale of assets, net	(6)	5	—
Restructuring costs	21	—	9
Total operating costs and expenses	14,278	10,542	6,749
Operating income (loss)	715	165	(447)
Earnings from unconsolidated affiliates	620	535	447
Interest expense, net	(278)	(299)	(302)
Income (loss) before income taxes	1,057	401	(302)
Income tax expense	(1)	(6)	—
Net income (loss)	1,056	395	(302)
Net income attributable to noncontrolling interests	(4)	(4)	(4)
Net income (loss) attributable to partners	1,052	391	(306)
Series A preferred limited partners' interest in net income	(35)	(37)	(37)
Series B preferred limited partners' interest in net income	(13)	(13)	(13)
Series C preferred limited partners' interest in net income	(9)	(9)	(9)
Redemption of Series A preferred limited partners' units	(13)	—	—
Net income (loss) allocable to limited partners	$982	$332	$(365)
Net income (loss) per limited partner unit — basic and diluted	$4.71	$1.59	$(1.75)
Weighted-average limited partner units outstanding — basic	208.4	208.4	208.3
Weighted-average limited partner units outstanding — diluted	208.5	208.6	208.3
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(millions)
Net income (loss)	$1,056	$395	$(302)
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—
Total other comprehensive income	—	1	—
Total comprehensive income (loss)	1,056	396	(302)
Total comprehensive income attributable to noncontrolling interests	(4)	(4)	(4)
Total comprehensive income (loss) attributable to partners	$1,052	$392	$(306)
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2022	$489	$156	$106	$5,106	$(6)	$25	$5,876
Net income	35	13	9	995	—	4	1,056
Redemption of Series A preferred limited partners' units	(487)	—	—	(13)	—	—	(500)
Distributions to unitholders	(37)	(13)	(9)	(342)	—	—	(401)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Equity based compensation	—	—	—	9	—	—	9
Balance, December 31, 2022	$—	$156	$106	$5,755	$(6)	$25	$6,036
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

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,056	$395	$(302)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	360	364	376
Earnings from unconsolidated affiliates	(620)	(535)	(447)
Distributions from unconsolidated affiliates	724	604	631
Net unrealized (gains) losses on derivative instruments	(93)	125	(55)
Asset impairments	1	31	746
(Gain) loss on sale of assets, net	(6)	5	—
Other, net	46	26	22
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	87	(605)	62
Inventories	(22)	(39)	3
Accounts payable	266	478	(47)
Other assets and liabilities	83	(203)	110
Net cash provided by operating activities	1,882	646	1,099
INVESTING ACTIVITIES:
Capital expenditures	(246)	(108)	(160)
Acquisition	(161)	—	—
Investments in unconsolidated affiliates	(2)	(5)	(107)
Distributions from unconsolidated affiliates	—	—	6
Proceeds from sale of assets	18	3	2
Net cash used in investing activities	(391)	(110)	(259)
FINANCING ACTIVITIES:
Proceeds from debt	3,644	4,721	4,407
Payments of debt	(4,222)	(4,916)	(4,713)
Distributions to preferred limited partners	(59)	(59)	(59)
Distributions to limited partners and general partner	(342)	(325)	(406)
Distributions to noncontrolling interests	(4)	(6)	(5)
Redemption of preferred shares	(500)	—	—
Debt issuance costs	(4)	(6)	(8)
Other	—	—	(1)
Net cash used in financing activities	(1,487)	(591)	(785)
Net change in cash, cash equivalents and restricted cash	4	(55)	55
Cash, cash equivalents and restricted cash, beginning of period	1	56	1
Cash, cash equivalents and restricted cash, end of period	$5	$1	$56

Reconciliation of cash, cash equivalents, and restricted cash:	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1	$1	$52
Restricted cash included in other current assets	4	—	4
Total cash, cash equivalents, and restricted cash	$5	$1	$56

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021, and 2020

1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or “us,” “we,” “our” or the “Partnership” is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Logistics and Marketing and Gathering and Processing segments. For additional information regarding these segments, see Note 24 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP (“GP LP”), which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC.

On August 17, 2022, Phillips 66 and Enbridge Inc. (“Enbridge”), through their respective subsidiaries, entered into an Agreement and Plan of Merger (the “Realignment Transaction”) for the purpose of realigning their respective economic interests in, and governance responsibilities over, DCP Midstream, LP and Gray Oak Pipeline, LLC through the merger of existing joint ventures owned by Phillips 66 and Enbridge.

As part of the Realignment Transaction, Phillips Gas Company LLC (“PGC”), an indirect wholly owned subsidiary of Phillips 66, and Spectra DEFS Holding, LLC, an indirect wholly owned subsidiary of Enbridge, as the members of DCP Midstream, LLC, the owner of the General Partner, the general partner of GP LP, the general partner of the Partnership, entered into a Third Amended and Restated Limited Liability Agreement of DCP Midstream, LLC, effective on August 17, 2022 (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, PGC, except as otherwise provided therein, was delegated the power to control, direct and manage all activities of DCP Midstream, LLC associated with the Partnership and each of its subsidiaries, the General Partner and the GP LP, and, in each case, the businesses, activities, assets and liabilities thereof. The Third A&R LLC Agreement also delegated PGC the power to exercise DCP Midstream, LLC’s rights to appoint or remove any director of the General Partner and vote any common units representing limited partner interests of the Partnership that are owned directly or indirectly by DCP Midstream, LLC. Prior to the Realignment Transaction, Phillips 66 and Enbridge, through their respective subsidiaries, jointly governed DCP Midstream, LLC and its subsidiaries.

As of December 31, 2022, DCP Midstream, LLC, together with the General Partner, owned approximately 57% of the Partnership’s common units representing limited partner interests.
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
Common Unit Acquisition Proposal

On August 17, 2022, the board of directors of our General Partner (the “Board”) received a non-binding proposal from Phillips 66 to acquire all of the Partnership’s issued and outstanding publicly-held common units not already owned by DCP Midstream, LLC or its subsidiaries at a value of $34.75 per common unit (the “Proposal”). The Board appointed the special committee to review, evaluate and negotiate the Proposal. The proposed transaction was subject to a number of contingencies, including approval by the conflicts committee and the Board, the negotiation of a definitive agreement concerning the transaction, and the satisfaction of conditions to the consummation of a transaction set forth in any such definitive agreement. On January 5, 2023 the Board unanimously approved the Merger Agreement as described in Note 26 - Subsequent Events.

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
Restructuring Charges - Restructuring charges and related charges principally consist of one-time termination benefits, severance, contract termination benefits, accelerated stock compensation and other employee separation costs. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. Employee severance costs are expensed when they become probable and reasonably estimable under established severance plans. Liabilities for restructuring costs other than employee severance are accounted for only when they are incurred.
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
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2022, 2021 and 2020. We had significant transactions with affiliates for the years ended December 31, 2022, 2021 and 2020.
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

3. Recent Accounting Pronouncements

FASB ASU, 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 – In December 2022, the FASB issued ASU 2022-06, which extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This ASU is effective upon issuance (December 21, 2022). We adopted this ASU on December 31, 2022 and it did not have a material impact on our consolidated financial statements.

FASB ASU, 2022-04 Liabilities Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations – In September 2022, the FASB issued ASU 2022-04, which requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We do not anticipate the adoption of this ASU having a material impact on our consolidated financial statements.
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

4. Dispositions
During 2022, we divested a gathering system in the Permian region in our Gathering and Processing segment. We received proceeds of $16 million and recognized a gain on sale of assets of $7 million. During 2021 we divested several non-core assets in our Midcontinent region of our Gathering and Processing segment and in West Texas in our Logistics and Marketing segment. We received proceeds of $3 million and recognized a net loss on sale of assets and businesses of $5 million during 2021.

5. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Year Ended December 31, 2022
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$5,413	$4,589	$(4,338)	$5,664
Sales of NGLs and condensate (a)	7,981	5,107	(4,240)	8,848
Transportation, processing and other	74	610	—	684
Trading and marketing losses, net (b)	(26)	(177)	—	(203)
Total operating revenues	$13,442	$10,129	$(8,578)	$14,993
(a)    Includes $2,724 million for the year ended December 31, 2022 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $3,576 million of buy-sell purchases related to buy-sell revenues of $3,887 million which are not within the scope of Topic 606.
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
(a)    Includes $2,111 million for the year ended December 31, 2021 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $2,590 million of buy-sell purchases related to buy-sell revenues of $2,857 million which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.

	Year Ended December 31, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,786	$1,384	$(1,263)	$1,907
Sales of NGLs and condensate (a)	3,569	1,658	(1,443)	3,784
Transportation, processing and other	51	405	(1)	455
Trading and marketing (losses) gains, net (b)	124	32	—	156
Total operating revenues	$5,530	$3,479	$(2,707)	$6,302
(a)    Includes $1,786 million of revenues for the year ended December 31, 2020, from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $1,004 million of buy-sell purchases related to buy-sell revenues of $1,300 million which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $369 million as of December 31, 2022. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of December 31, 2022. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our consolidated balance sheets.
The following table summarizes changes in contract liabilities included in our consolidated balance sheets:

	December 31,
	2022	2021
	(millions)
Balance, beginning of period	$34	$35
Additions	1	1
Revenue recognized (a)	(2)	(2)
Balance, end of period	$33	$34
(a) Deferred revenue recognized is included in transportation, processing and other on the consolidated statements of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of December 31, 2022.

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

	Year Ended December 31,
	2022	2021	2020
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$166	$157	$160
General and administrative expense	$184	$149	$165
Restructuring costs	$17	$—	$9
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

Unconsolidated Affiliates
We have entered into transportation agreements with DCP Sand Hills Pipeline, LLC, or Sand Hills, DCP Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, Texas Express Pipeline LLC, or Texas Express, Gulf Coast Express Pipeline, LLC, or Gulf Coast and Cheyenne Connector LLC, or Cheyenne Connector. Under the terms of these agreements, which expire between 2028 and 2030 , we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.
We sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, provide gathering and transportation services to, and receive transportation services from unconsolidated affiliates. We anticipate continuing to purchase and sell commodities and receive and provide services to unconsolidated affiliates in the ordinary course of business.
Under the terms of the Sand Hills Agreement and the Southern Hills Agreement, or the Sand Hills and Southern Hills LLC Agreements, Sand Hills and Southern Hills are required to reimburse us for any direct costs or expenses (other than general and administration services) which we incur on behalf of Sand Hills and Southern Hills. Additionally, Sand Hills and Southern Hills each pay us an annual service fee of $5 million, for centralized corporate functions provided by us as operator of Sand Hills and Southern Hills, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual service fee, there is no limit on the reimbursements Sand Hills and Southern Hills make to us under the Sand Hills and Southern Hills LLC Agreements for other expenses and expenditures which we incur on behalf of Sand Hills or Southern Hills.

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$3,918	$3,000	$1,037
Purchases and related costs from affiliates	$181	$62	$96
Transportation and related costs from affiliates	$187	$158	$113
Operating and maintenance and general administrative expenses	$15	$14	$11
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$(1)	$2	$2
Purchases and related costs from affiliates	$13	$40	$20
Transportation and related costs from affiliates	$4	$1	$1
Operating and maintenance and general administrative expenses	$1	$1	$2
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$110	$103	$49
Transportation, processing, and other to affiliates	$15	$18	$13
Purchases and related costs from affiliates	$113	$86	$50
Transportation and related costs from affiliates	$916	$825	$836

 We had balances with affiliates as follows:

	December 31, 2022	December 31, 2021
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$343	$361
Accounts payable	$167	$114
Other assets	$1	$1
Enbridge (including its affiliates):
Accounts receivable	$1	$—
Accounts payable	$1	$4
Unconsolidated affiliates:
Accounts receivable	$16	$28
Accounts payable	$87	$87

8. Inventories
Inventories were as follows:

	December 31, 2022	December 31, 2021
	(millions)
Natural gas	$47	$43
NGLs	36	34
Total inventories	$83	$77

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the consolidated statements of operations. We recognized $17 million, zero, and $6 million of lower of cost or net realizable value adjustments for the years ended December 31, 2022, 2021, and 2020, respectively.

9. Acquisition

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

The contribution of the James Lake System to our consolidated revenues and net income were $69 million and $(4) million, respectively, during the year ended December 31, 2022. Additionally, acquisition related costs were not material during the year ended December 31, 2022. Assuming the result of the James Lake System had been included in our operations beginning on January 1, 2021, the estimated pro forma net operating revenues of the Partnership for the year ended December 31, 2022 and 2021 would have been approximately $15.1 billion and $10.7 billion, respectively, and pro forma net income would have been approximately $1,060 million and $397 million for the same periods, respectively. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any synergistic savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

10. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2022	December 31, 2021
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,865	$7,645
Processing, storage and terminal facilities	35 — 60 Years	5,138	5,057
Other	3 — 30 Years	563	585
Finance lease assets	5 — 35 Years	32	28
Construction work in progress		183	103
Property, plant and equipment		13,781	13,418
Accumulated depreciation		(6,018)	(5,717)
Property, plant and equipment, net		$7,763	$7,701
Interest capitalized on construction projects was immaterial for the years ended December 31, 2022 and 2021, and $7 million for the year ended December 31, 2020.
Depreciation expense was $355 million, $358 million, and $370 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2022 (a)	2021 (a)
	(millions)
Balance, beginning of period	$158	$150
Accretion expense	10	10
Change in ARO estimate	4	—
Dispositions	—	(2)
Balance, end of period	$172	$158
(a) Asset retirement obligations are included in other long-term liabilities in the consolidated balance sheets. Accretion expense is recorded within operating and maintenance expense in our consolidated statement of operations. Accretion expense for the year ended December 31, 2020 was $9 million.

11. Goodwill and Intangible Assets
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
The carrying amount of goodwill in each of our reportable segments was $0 for the years ended December 31, 2022 and 2021.
Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,	December 31,
	2022	2021
	(millions)
Gross carrying amount	$110	$110
Accumulated amortization	(76)	(71)
Intangible assets, net	$34	$39

We recorded amortization expense of $5 million, $6 million and $6 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the remaining amortization periods ranged from approximately 1 year to 12 years, with a weighted-average remaining period of approximately 9 years. We recognized an impairment of $11 million for the year ended December 31, 2020.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2023	$4
2024	4
2025	4
2026	4
2027	4
Thereafter	14
Total	$34

12. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2022	December 31, 2021
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,653	$1,703
DCP Southern Hills Pipeline, LLC	66.67%	713	728
Gulf Coast Express LLC	25.00%	408	422
Front Range Pipeline LLC	33.33%	191	195
Texas Express Pipeline LLC	10.00%	91	94
Mont Belvieu 1 Fractionator	20.00%	7	6
Discovery Producer Services LLC	40.00%	219	231
Cheyenne Connector, LLC	50.00%	143	148
Mont Belvieu Enterprise Fractionator	12.50%	28	28
Other	Various	22	23
Total investments in unconsolidated affiliates		$3,475	$3,578

The following table represents the excess (deficit) of the carrying amount of the investment over (under) the underlying equity of our investments in unconsolidated affiliates as of December 31, 2022 and 2021:

	Excess (Deficit) of Carrying Value Over (Under) Underlying Equity in Unconsolidated Affiliates
	December 31, 2022	December 31, 2021
	(millions)
DCP Sand Hills Pipeline, LLC	$576	$590
DCP Southern Hills Pipeline, LLC	$129	$132
Gulf Coast Express Pipeline LLC	$1	$1
Front Range Pipeline LLC	$4	$4
Texas Express Pipeline LLC	$2	$2
Discovery Producer Services LLC	$(58)	$1
Cheyenne Connector, LLC	$4	$4

Carrying amounts in excess (deficit) of the underlying equity of our unconsolidated affiliates are amortized over the life of the underlying long-lived assets of the affiliate.

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2022	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$338	$274	$279
DCP Southern Hills Pipeline, LLC	89	91	78
Gulf Coast Express LLC	67	63	66
Front Range Pipeline LLC	46	38	38
Texas Express Pipeline LLC	22	19	18
Mont Belvieu 1 Fractionator	15	17	12
Discovery Producer Services LLC (a)	20	16	(63)
Cheyenne Connector, LLC	15	12	6
Mont Belvieu Enterprise Fractionator	6	3	11
Other	2	2	2
Total earnings from unconsolidated affiliates	$620	$535	$447
(a) Includes an other than temporary impairment of $61 million in the year ended December 31, 2020.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Statements of operations:
Operating revenue	$2,433	$2,110	$2,049
Operating expenses	$957	$844	$746
Net income	$1,472	$1,261	$1,297

	December 31, 2022	December 31, 2021
	(millions)
Balance sheets:
Current assets	$423	$429
Long-term assets	7,090	7,277
Current liabilities	(176)	(200)
Long-term liabilities	(243)	(254)
Net assets	$7,094	$7,252

13. Fair Value Measurement
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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 16 - Risk Management and Hedging Activities.
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
The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$2	$121	$17	$140	$24	$62	$—	$86
Short-term investments (a)	$—	$1	$—	$1	$4	$1	$—	$5
Long-term assets:
Commodity derivatives	$—	$23	$3	$26	$—	$8	$2	$10
Investments in marketable securities (a)	$42	$—	$—	$42	$28	$—	$—	$28
Current liabilities:
Commodity derivatives	$(4)	$(142)	$(2)	$(148)	$(42)	$(100)	$(3)	$(145)
Long-term liabilities:
Commodity derivatives	$—	$(32)	$(3)	$(35)	$(1)	$(25)	$(4)	$(30)
(a) $1 million and $5 million recorded within "Other" current assets and $42 million and $28 million recorded within "Other long-term assets" as of December 31, 2022 and December 31, 2021, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year months ended December 31, 2022 (a):
Beginning balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) included in earnings	18	10	(9)	(13)
Transfers out of Level 3	(1)	(9)	6	14
Settlements	—	—	4	—
Ending balance	$17	$3	$(2)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings	$17	$2	$(2)	$(3)
Year months ended December 31, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized losses included in earnings	—	—	(10)	(6)
Transfers out of Level 3	—	—	3	3
Settlements	—	—	7	—
Ending balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$1	$(3)	$(4)

(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the years ended December 31, 2022 and 2021.
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

	December 31, 2022
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$17	Market approach	Longer dated forward curve prices	$0.78-$1.56	$0.87	Per gallon
Natural gas	$3	Market approach	Longer dated forward curve prices	$3.29-$4.69	$3.94	Per MMBtu
Liabilities
NGLs	$(2)	Market approach	Longer dated forward curve prices	$0.27-$1.62	$1.00	Per gallon
Natural gas	$(3)	Market approach	Longer dated forward curve prices	$3.11-$5.52	$3.53	Per MMBtu
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2022 and December 31, 2021, the carrying value and fair value of our total debt, including current maturities, were as follows:

	December 31, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$4,874	$4,772	$5,445	$6,107
(a) Excludes unamortized issuance costs and finance lease liabilities.

14. Leases
We have operating leases for transportation agreements, office space, and field equipment. We have finance leases for field equipment and vehicles. Our leases have remaining lease terms ranging from less than one year to 18 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our consolidated balance sheet as follows:

	Location in Consolidated Balance Sheet	As of
		December 31, 2022	December 31, 2021
		(millions)
Assets
Operating lease assets	Operating lease assets	$112	$104
Finance lease assets	Property, plant and equipment	32	28
Total right of use assets		$144	$132

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$32	$26
Finance lease liabilities	Current debt	6	5
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$95	$93
Finance lease liabilities	Long-term debt	18	21
Total lease liabilities		$151	$145
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. The components of lease expense are as follows:

	Location in Consolidated Statement of Operations	Year Ended December 31,
		2022	2021
		(millions)
Operating lease cost	Operating and maintenance expense	$31	$28
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	4	3
Interest on lease liabilities	Interest expense	1	1
Variable lease cost	Operating and maintenance expense	9	6
Short term lease cost	Operating and maintenance expense	3	4
Total lease cost		$48	$42

Maturities of operating and finance lease liabilities under non-cancelable leases as of December 31, 2022 are as follows:

	Future Minimum Lease Payments as of December 31, 2022
	Operating Leases	Finance Leases
	(millions)
2023	$36	$7
2024	27	8
2025	23	4
2026	18	6
2027	10	—
Thereafter	27	5
Total lease payments	$141	$30
Less imputed interest	(14)	(6)
Total lease liabilities	$127	$24
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32	$30
Operating cash flows from finance leases	6	5
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for operating lease obligations:	$37	$44
Right-of-use assets obtained in exchange for finance lease obligations:	$3	$4

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	3.47%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	3 years	4 years
Weighted average discount rate	2.56%	3.00%

15. Debt

	December 31, 2022	December 31, 2021
	(millions)
Senior notes:
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	$—	$350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued November 2021, interest at 3.250% payable semi-annually, due February 2032	400	400
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Accounts receivable securitization facility:
Accounts receivable securitization facility, interest at 5.325% as of December 31, 2022, due August 2024	40	260
Fair value adjustments related to interest rate swap fair value hedges (a)	14	16
Unamortized issuance costs	(35)	(38)
Unamortized discount, net	(5)	(6)
Finance lease liabilities	24	26
Total debt	4,863	5,433
Current finance lease liabilities	6	5
Current debt	500	350
Total long-term debt	$4,357	$5,078
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
As of December 31, 2022, we had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit, under the Credit Agreement, of which $1,390 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date.
Accounts Receivable Securitization Facility
The Securitization Facility provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR and includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables, a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of December 31, 2022, we had unused borrowing capacity of $310 million under the Securitization Facility, secured by approximately $1,104 million of our accounts receivable at DCP Receivables.
The maturities of our debt as of December 31, 2022 are as follows:

Debt Maturities
(millions)
2023	$500
2024	40
2025	825
2026	—
2027	500
Thereafter	3,000
Total debt	$4,865

16. Risk Management and Hedging Activities
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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income (AOCI), until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2022.

Commodity Cash Flow Protection Activities
We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. As of December 31, 2022 our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the end of 2025. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains and (losses), net.

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
•Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2022, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2022, we had $9 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2022, we have not been required to post additional collateral.
Collateral
As of December 31, 2022, we had cash deposits of $93 million, included in collateral cash deposits in our consolidated balance sheets. Additionally, as of December 31, 2022, we held letters of credit of $172 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	December 31, 2022			December 31, 2021
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$166	$—	$166	$96	$—	$96
Liabilities:
Commodity derivatives	$(183)	$—	$(183)	$(175)	$—	$(175)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2022 and December 31, 2021.

Balance Sheet Line Item	December 31, 2022	December 31, 2021	Balance Sheet Line Item	December 31, 2022	December 31, 2021
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$140	$86	Unrealized losses on derivative instruments — current	$(148)	$(145)
Unrealized gains on derivative instruments — long-term	26	10	Unrealized losses on derivative instruments — long-term	(35)	(30)
Total	$166	$96	Total	$(183)	$(175)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2022:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(1)	$(6)	$1	$(6)
Losses reclassified from AOCI to earnings — effective portion	—	—	—	—
Net deferred (losses) gains in AOCI (ending balance)	$(1)	$(6)	$1	$(6)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$—	$—	$—	$—
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
For the years ended December 31, 2022 and 2021, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our consolidated statements of operations. For the years ended December 31, 2022 and 2021, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2022	2021	2020
	(millions)
Realized (losses) gains	$(296)	$(493)	$101
Unrealized gains (losses)	93	(125)	55
Trading and marketing (losses) gains, net	$(203)	$(618)	$156
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

	December 31, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net (Short) Long Position (MMBtu)
2023	(1,505,000)	(40,188,300)	(6,045,943)	(16,052,500)
2024	(720,000)	(9,235,000)	51,000	(6,165,000)
2025	—	(7,300,000)	(1,000)	1,160,000
2026	—	—	—	535,000

	December 31, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2022	(1,133,000)	(76,565,200)	(5,080,635)	(7,015,000)
2023	(446,000)	912,500	(1,344,000)	(830,000)
2024	—	—	(1,455,000)	(2,280,000)
2025	—	—	(1,440,000)	9,530,000
2026	—	—	(1,440,000)	535,000

17. Partnership Equity and Distributions
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

•Distributions on the Series A Preferred Units were payable semiannually in arrears on June 15th and December 15th of each year. On December 15, 2022 we paid $500 million to redeem in full the outstanding Series A Preferred Units at a redemption price of $1,000 per unit using cash as well as borrowings under our Securitization Facility. The difference between the redemption price of the Series A Preferred Units and the carrying value on the balance sheet resulted in an approximately $13 million reduction to net income allocable to limited partners. The carrying value represented the original issuance proceeds, net of underwriting fees and offering costs for the Series A Preferred Units.

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
Common Units — During the years ended December 31, 2022 and 2021, we issued no common units pursuant to our at-the-market program. As of December 31, 2022, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner and DCP Midstream LLC are entitled to a percentage of all quarterly distributions equal to their limited partner interest of approximately 57% as of December 31, 2022.
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
Distributions — The following table presents our cash distributions paid in 2022, 2021, and 2020:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
November 14, 2022	$0.43	$90
August 12, 2022	$0.43	$89
May 13, 2022	$0.39	$82
February 14, 2022	$0.39	$81
November 12, 2021	$0.39	$81
August 13, 2021	$0.39	$81
May 14, 2021	$0.39	$82
February 12, 2021	$0.39	$81
November 13, 2020	$0.39	$81
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162

Distributions to Series A Preferred unitholders
December 15, 2022	$36.8750	$19
June 15, 2022	$36.8750	$18

December 15, 2021	$36.8750	$19
June 15, 2021	$36.8750	$18
December 15, 2020	$36.8750	$19
June 15, 2020	$36.8750	$18

Distributions to Series B Preferred unitholders
December 15, 2022	$0.4922	$3
September 15, 2022	$0.4922	$4
June 15, 2022	$0.4922	$3
March 15, 2022	$0.4922	$3
December 15, 2021	$0.4922	$3
September 15, 2021	$0.4922	$4
June 15, 2021	$0.4922	$3
March 15, 2021	$0.4922	$3
December 15, 2020	$0.4922	$4
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3

Distributions to Series C Preferred unitholders
October 17, 2022	$0.4969	$3
July 15, 2022	$0.4969	$2
April 15, 2022	$0.4969	$2
January 18, 2022	$0.4969	$2
October 15, 2021	$0.4969	$3
July 15, 2021	$0.4969	$2
April 15, 2021	$0.4969	$2
January 15, 2021	$0.4969	$2
October 15, 2020	$0.4969	$2
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2

18. Equity-Based Compensation

On April 28, 2016, the unitholders of the Partnership approved the 2016 Long-Term Incentive Plan (the “2016 LTIP” or, the “LTIP”). The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates. Awards under the 2016 LTIP may include unit options, phantom units, restricted units, distribution equivalent rights ("DERs"), unit bonuses, common unit awards, and performance awards.  The 2016 LTIP will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued. On March 7, 2022, the unitholders of the Partnership approved an amendment to the LTIP to increase the number of common units available for awards under the LTIP by 1,650,000 common units.

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

Equity-based compensation expense was $44 million, $20 million and $11 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents the fair value of unvested unit-based awards related to the SPUs and Phantom Units:

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2022 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
SPUs	3	$9	0% - 11%	2
Phantom Units	1 - 3	$6	0% - 11%	2

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

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2020	350,357	$33.02
Granted	296,700	$23.71
Forfeited	(76,183)	$27.45
Vested (a)	(141,613)	$36.23
Outstanding at December 31, 2020	429,261	$26.52
Granted	323,460	$19.44
Forfeited	(54,641)	$21.32
Vested (b)	(173,171)	$30.60
Outstanding at December 31, 2021	524,909	$21.35
Granted	285,730	$25.79
Forfeited	(14,512)	$21.95
Vested (c)	(468,937)	$23.11
Outstanding at December 31, 2022	327,190	$22.68	$38.79
Expected to vest	311,284	$22.52	$38.79

(a) The 2018 grants vested at 152%
(b) The 2019 grants vested at 150%
(c) The 2020 grants vested at 190%
The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2020	141,613	$4	$6
Vested or paid in cash in 2021	173,171	$7	$4
Vested or paid in cash in 2022	468,937	$26	$7

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

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2020	298,585	$33.35
Granted	671,040	$20.07
Forfeited	(78,320)	$22.99
Vested	(123,817)	$36.25
Outstanding at December 31, 2020	767,488	$22.33
Granted	403,130	$21.64
Forfeited	(221,480)	$20.43
Vested	(362,116)	$24.88
Outstanding at December 31, 2021	587,022	$20.99
Granted	310,750	$30.43
Forfeited	(13,000)	$24.05
Vested	(352,340)	$24.91
Outstanding at December 31, 2022	532,432	$23.83	$30.22
Expected to vest	513,095	$23.62	$30.07

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2020	123,817	$3	$6
Vested or paid in cash in 2021	362,116	$5	$3
Vested or paid in cash in 2022	352,340	$8	$5

19. Benefits

We do not have our own employees. The employees supporting our operations are employees of DCP Services, LLC, for which we incur charges under the Services Agreement. All DCP Services, LLC employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in the 401(k) and retirement plan, to which a range of 4% to 7% of each eligible employee’s qualified earnings is contributed to the retirement plan, based on years of service. All new employees are automatically enrolled in the 401(k) plan at a 6% contribution level. Employees can opt out of this contribution level or change it at any time. Additionally, DCP Services, LLC matches employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2022, 2021 and 2020, we expensed plan contributions of $26 million, $24 million and $26 million, respectively.

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

20. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted since 2020, we have the ability and intent to settle vested units through the issuance of common units. There were 304,270 restricted phantom units outstanding as of December 31, 2020 that were not included in the calculation of diluted net loss per unit for the year ended December 31, 2020 because including them would have been anti-dilutive.
Basic and diluted net income (loss) per limited partner unit was calculated as follows for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(millions, except per unit amounts)

Net income (loss) allocable to limited partners	$982	$332	$(365)
Weighted average limited partner units outstanding, basic	208,387,974	208,366,254	208,338,544
Dilutive effects of nonvested restricted phantom units	74,179	233,804	—
Weighted average limited partner units outstanding, diluted	208,462,153	208,600,058	208,338,544
Net income (loss) per limited partner unit, basic and diluted	$4.71	$1.59	$(1.75)

21. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes.

Income tax expense consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Current:
State income tax expense	$(2)	$(1)	$—
Deferred:
State income tax benefit (expense)	1	(5)	—
Total income tax (expense) benefit	$(1)	$(6)	$—

As of December 31, 2022 and 2021, we had state deferred tax liabilities of $33 million and $34 million, respectively. The state deferred tax liabilities are primarily associated with Texas franchise taxes.

Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states, primarily Texas. The State of Texas imposes a margin tax that is assessed at 0.75%, of taxable margin apportioned to Texas for each year ended December 31, 2022, 2021, and 2020.

22. Commitments and Contingent Liabilities
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

23. Restructuring Costs

We undertook restructuring actions, as well as other transformation and integration efforts as part of the Realignment Transaction. During the year ended December 31, 2022 we incurred $12 million in severance and other employee related cost as well as $9 million in other restructuring charges. We had an accrued liability of $15 million at December 31, 2022. In April 2020, we announced a reduction in force of 15%, which resulted in $9 million of nonrecurring expense for the year ended December 31, 2020.

24. Business Segments
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

The following tables set forth our segment information:
Year Ended December 31, 2022:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$13,442	$10,129	$—	$(8,578)	$14,993
Adjusted gross margin (a)	$167	$1,936	$—	$—	$2,103
Operating and maintenance expense	(36)	(671)	(22)	—	(729)
General and administrative expense	(6)	(18)	(262)	—	(286)
Depreciation and amortization expense	(12)	(329)	(19)	—	(360)
Asset impairments	—	(1)	—	—	(1)
Other income (expense), net	8	(5)	—	—	3
Gain on sale of assets, net	—	6	—	—	6
Restructuring costs	—	—	(21)	—	(21)
Earnings from unconsolidated affiliates	601	19	—	—	620
Interest expense	—	—	(278)	—	(278)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$722	$937	$(603)	$—	$1,056
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$722	$933	$(603)	$—	$1,052
Non-cash derivative mark-to-market	$(25)	$118	$—	$—	$93
Non-cash lower of cost or net realizable value adjustments	$17	$—	$—	$—	$17
Capital expenditures	$10	$227	$9	$—	$246
Investments in unconsolidated affiliates, net	$—	$2	$—	$—	$2

Year Ended December 31, 2021:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$9,734	$6,894	$—	$(5,921)	$10,707
Adjusted gross margin (a)	$138	$1,304	$—	$—	$1,442
Operating and maintenance expense	(38)	(603)	(18)	—	(659)
General and administrative expense	(6)	(15)	(202)	—	(223)
Depreciation and amortization expense	(12)	(325)	(27)	—	(364)
Other income (expense), net	6	(1)	—	—	5
Asset impairments	(13)	(18)	—	—	(31)
Gain (loss) on sale of assets, net	2	(7)	—	—	(5)
Earnings from unconsolidated affiliates	519	16	—	—	535
Interest expense	—	—	(299)	—	(299)
Income tax expense	—	—	(6)	—	(6)
Net income (loss)	$596	$351	$(552)	$—	$395
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$596	$347	$(552)	$—	$391
Non-cash derivative mark-to-market	$(19)	$(106)	$—	$—	$(125)
Capital expenditures	$7	$93	$8	$—	$108
Investments in unconsolidated affiliates, net	$5	$—	$—	$—	$5

Year Ended December 31, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$5,530	$3,479	$—	$(2,707)	$6,302
Adjusted gross margin (a)	$333	$1,226	$—	$—	$1,559
Operating and maintenance expense	(36)	(554)	(17)	—	(607)
General and administrative expense	(7)	(22)	(224)	—	(253)
Depreciation and amortization expense	(13)	(333)	(30)	—	(376)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(10)	(3)	(2)	—	(15)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	510	(63)	—	—	447
Interest expense	—	—	(302)	—	(302)
Net income (loss)	$777	$(495)	$(584)	$—	$(302)
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$777	$(499)	$(584)	$—	$(306)
Non-cash derivative mark-to-market	$78	$(23)	$—	$—	$55
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$4	$140	$16	$—	$160
Investments in unconsolidated affiliates, net	$101	$—	$—	$—	$101

	December 31,	December 31,
	2022	2021
	(millions)
Segment long-term assets:
Gathering and Processing	$7,594	$7,515
Logistics and Marketing	3,814	3,887
Other (b)	224	229
Total long-term assets	11,632	11,631
Current assets	1,702	1,749
Total assets	$13,334	$13,380

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets.

25. Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$277	$297	$283
Cash paid for income taxes, net of income tax refunds	$1	$3	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$28	$10	$7
Other non-cash changes in property, plant and equipment	$(4)	$(9)	$(3)
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$40	$48	$18

26. Subsequent Events
Distributions — On January 24, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution was paid on February 14, 2023 to unitholders of record on February 3, 2023.
Also on January 24, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distribution will be paid on March 15, 2023 to unitholders of record on March 1, 2023. The Series C distribution will be paid on April 17, 2023 to unitholders of record on April 3, 2023.
Merger Agreement — On January 5, 2023, the Partnership, GP LP, the General Partner, Phillips 66, Phillips 66 Project Development Inc., a Delaware corporation and indirect wholly owned subsidiary of Phillips 66 (“PDI”), and Dynamo Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PDI (“Merger Sub”), entered into a Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a Delaware limited partnership (the “Merger”).
At the effective time of the Merger (the “Effective Time”), each common unit representing a limited partner interest in the Partnership (each, a “Common Unit”) issued and outstanding as of immediately prior to the Effective Time (other than the Sponsor Owned Units, as defined below) (each, a “Public Common Unit”) will be converted into the right to receive $41.75 per Public Common Unit in cash, without any interest thereon.
The Partnership’s preferred units will be unaffected by the Merger and will remain outstanding immediately following the Merger. The Common Units owned by DCP Midstream, LLC, and the General Partner (collectively, the “Sponsor Owned Units”) will be unaffected by the Merger and will remain outstanding immediately following the Merger. At the Effective Time, PDI’s ownership interest in Merger Sub will be converted into a number of new Common Units equal to the number of Public Common Units. As a result of the Merger, Phillips 66’s economic interest in the Partnership will increase from 43.3% to approximately 86.8%. Enbridge's economic interest in the Partnership will remain unchanged at approximately 13.2%.
The Merger was unanimously approved by the board of directors of the General Partner, based on the unanimous approval and recommendation of a special committee comprised entirely of independent directors after evaluation of the Merger by the special committee in consultation with independent financial and legal advisors.
The Merger is expected to close in the second quarter of 2023. Completion of the Merger is subject to certain customary conditions as set forth in the Merger Agreement. There can be no assurance that the Merger will be consummated on the terms described above or at all.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2022.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s interim principal executive and interim principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Interim Chief Executive Officer and Interim Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Partnership and our report dated February 17, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
February 17, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Management of DCP Midstream, LP
We do not have directors or officers, which is commonly the case with publicly traded partnerships. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as our General Partner. Our General Partner is 100% owned by DCP Midstream, LLC. Phillips 66, through its wholly owned subsidiary, has the power to conduct, direct and manage all activities of DCP Midstream, LLC associated with us, our subsidiaries, DCP Midstream GP, LP and our General Partner, including the power to exercise DCP Midstream, LLC’s rights to appoint or remove any director of our General Partner. The officers and directors of our General Partner are responsible for managing us. All of the directors of our General Partner are appointed by DCP Midstream, LLC and all of the officers of our General Partner serve at the discretion of the directors. Unitholders are not entitled to elect the directors of our General Partner or participate, directly or indirectly, in our management or operations.

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

The following table shows information regarding the current directors and executive officers of our General Partner, DCP Midstream GP, LLC. Directors are appointed by DCP Midstream, LLC and hold office until their successors have been elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors of our general partner. There are no family relationships among any of the directors or executive officers.

Name	Age	Position with DCP Midstream GP, LLC

Don A. Baldridge	53	Interim Chief Executive Officer
Scott R. Delmoro	50	Interim Principal Financial Officer and Vice President, Finance and Treasurer
William L. Johnson	51	President, Operations
George R. Green	42	Group Vice President and General Counsel
Kevin J. Mitchell	56	Chairman of the Board and Director
Heather Crowder	53	Director
Todd Denton	58	Director
Fred J. Fowler	76	Director
William F. Kimble	63	Director
Brian Mandell	59	Director
Timothy D. Roberts	61	Director
Bill W. Waycaster	84	Director

Don A. Baldridge was appointed interim Chief Executive Officer effective January 1, 2023. Prior to that, Mr. Baldridge served as President, Operations of DCP Midstream GP, LLC since February 2017. Mr. Baldridge has also been a President of DCP Midstream, LLC overseeing the commercial, marketing, and logistics businesses since March 2013 and before that was Vice President, Natural Gas and NGL Marketing of DCP Midstream, LLC since February 2011. Mr. Baldridge previously served as Vice President, Business Development of DCP Midstream, LLC from January 2009 until February 2011. Mr. Baldridge joined DCP Midstream, LLC in March 2005. Mr. Baldridge brings more than 25 years of experience in the energy industry, including commercial, trading and business development activities.

Scott R. Delmoro was appointed interim Principal Financial Officer effective January 1, 2023. Mr. Delmoro is also currently the Vice President, Finance and Treasurer of DCP Midstream GP, LLC, roles in which he will continue to serve. Mr. Delmoro has served as the Vice President, Finance and Treasurer of DCP Midstream GP, LLC since October 2017. Prior to that, Mr. Delmoro served as Vice President and Treasurer since May 2012. Mr. Delmoro joined DCP Midstream GP, LLC in June 2003 and has held roles of increasing responsibility within the Finance and Accounting departments, including serving as Controller and Chief Accounting Officer.

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

Kevin J. Mitchell was appointed a director of DCP Midstream GP, LLC in August 2022, and was then appointed to serve as Chairman of the Board in December 2022. Mr. Mitchell also currently serves as Executive Vice President and Chief Financial Officer of Phillips 66, a position he has held since January 2016. Previously, Mr. Mitchell served as Vice President, Investor Relations of Phillips 66 from September 2014 to January 2016.

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

Todd Denton was appointed a director of DCP Midstream GP, LLC in August 2022. Mr. Denton currently serves as Senior Vice President of Health, Safety and Environment, and Field Operations Support of Phillips 66, a position he has held since June 2022. Previously, Mr. Denton served in various positions within the midstream business of Phillips 66, most recently as Vice President of Midstream Operations. He also served as President of Phillips 66 Pipeline LLC from 2012 to 2022.

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

Timothy D. Roberts was appointed a director of DCP Midstream GP, LLC in December 2022. Mr. Roberts has served as Executive Vice President, Midstream and Chemicals of Phillips 66 since October 2022. Prior to that, Mr. Roberts served as Executive Vice President, Marketing and Commercial, as well as Executive Vice President, Strategy and Business Development. Prior to Phillips 66, Mr. Roberts was Executive Vice President, Global Olefins and Polyolefins for LyondellBasell.

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

Kevin J. Mitchell – Mr. Mitchell was appointed a director because of his strong background in the energy industry including his leadership roles in accounting, finance and investor relations.

Heather Crowder - Ms. Crowder was appointed a director because of her more than two decades of experience, covering a wide spectrum of the energy industry, including well services, integrated, upstream, midstream and downstream markets. Ms. Crowder has significant tax experience from participating as legal counsel in external audits focused on financial statement tax disclosures.

Todd Denton – Mr. Denton was appointed a director because of his more than three decades of experience in the energy industry and extensive background in pipeline and terminal projects and operations.

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

Timothy D. Roberts – Mr. Roberts was appointed a director because of his strong background and knowledge with more than 30 years of experience in strategy, operations, commercial and joint ventures in the oil and gas and chemicals industries.

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

Sustainability Committee

The board of directors of our General Partner has a sustainability committee. The sustainability committee is currently comprised of all members of our board of directors. The sustainability committee provides oversight to ensure that environmental, social, and governance opportunities and risks are incorporated into our long-term business strategy. The sustainability committee also oversees the development of our sustainability disclosures and reporting and strategic response to stakeholder expectations and concerns regarding sustainability.

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
•based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC; and
•approved the reappointment of Deloitte & Touche LLP to serve as our independent auditors based on an annual consideration of, among other factors, the following: their historical and recent performance on our audit, the quality and candor of their communications with the audit committee and management, the depth of expertise of their audit team and the value provided by their national office, the appropriateness of their fees, how effectively they maintained their independence, their tenure as our independent auditors, their knowledge of our operations, accounting policies and practices, and internal control over financial reporting, and external data relating to audit quality and performance by them and their peer firms.

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

Realignment Transaction

On August 17, 2022, Phillips 66 and Enbridge Inc. (“Enbridge”), through their respective subsidiaries, entered into an Agreement and Plan of Merger for the purpose of realigning their respective economic interests in, and governance responsibilities over, DCP Midstream, LP and Gray Oak Pipeline, LLC through the merger of DCP Midstream, LLC with another existing joint venture owned by Phillips 66 and Enbridge (the “Realignment Transaction”).

As part of the Realignment Transaction, Phillips Gas Company LLC (“PGC”), an indirect wholly owned subsidiary of Phillips 66, and Spectra DEFS Holding, LLC, an indirect wholly owned subsidiary of Enbridge, as the members of DCP Midstream, LLC, the owner of the General Partner, the general partner of GP LP, the general partner of the Partnership, entered into a Third Amended and Restated Limited Liability Agreement of DCP Midstream, LLC, effective on August 17, 2022 (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, PGC, except as otherwise provided therein, was delegated the power to control, direct and manage all activities of DCP Midstream, LLC associated with the Partnership and each of its subsidiaries, the General Partner and GP LP, and, in each case, the businesses, activities, assets and liabilities thereof. The Third A&R LLC Agreement also delegated PGC the power to exercise DCP Midstream, LLC’s rights to appoint or remove any director of the General Partner and vote any common units representing limited partner interests of the Partnership that are owned directly or indirectly by DCP Midstream, LLC. Prior to the Realignment Transaction, Phillips 66 and Enbridge, through their respective subsidiaries, each owned 50% of DCP Midstream, LLC and had equal governance rights with respect to the business and affairs of DCP Midstream, LLC associated with the Partnership, DCP Midstream GP, LP and the General Partner.

Integration with Phillips 66

Following the completion of the Realignment Transaction, we began to integrate certain of our operations with Phillips 66’s midstream segment, including the integration of operational services that are currently, or were previously, provided by DCP Services, LLC. As part of these integration efforts, continuing employees will transfer employment to a Phillips 66 subsidiary, which we expect to occur beginning in the second quarter of 2023, and general and administrative services will be provided by Phillips 66 or one or more of its subsidiaries going forward. We expect such integration efforts to continue regardless of the outcome of the pending merger with Phillips 66 described below.

The following compensation discussion and analysis generally refers to compensation policies in place prior to the completion of our ongoing integration with Phillips 66 and are, therefore, subject to change in connection with such integration efforts. When we refer herein to the “compensation committee,” we are referring to the compensation committee of the board of directors of DCP Midstream, LLC, comprised of the CEOs of Phillips 66 and Enbridge, which was charged with compensation related to matters prior to the completion of the Realignment Transaction. For periods after August 17, 2022 compensation related matters are generally determined by the management of Phillips 66.

Our Executive Officers

In 2017, we entered into the Services Agreement with DCP Midstream, LLC pursuant to which, among other matters, DCP Services, LLC makes available its employees who manage and operate our assets and serve as the executive officers, including the named executive officers, or NEOs, of our General Partner. For the year ended December 31, 2022, the NEOs of our General Partner were Wouter T. van Kempen, Former Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Former Group Vice President and Chief Financial Officer (Principal Financial Officer); Don A. Baldridge, President, Operations; William L. Johnson, President, Operations, and George R. Green, Group Vice

President and General Counsel. In connection with the merger described above, effective December 31, 2022, each of Wouter T. van Kempen and Sean P. O'Brien stepped down from their positions with the General Partner and its subsidiaries and affiliates.

The General Partner has not entered into employment agreements with any of the NEOs. The NEOs do not receive any separate compensation from us for their services to our business or as executive officers of our General Partner. We pay DCP Midstream, LLC the full cost for the compensation of our NEOs. For periods prior to August 17, 2022, the compensation committee had the ultimate decision-making authority with respect to the compensation that DCP Midstream, LLC pays to the NEOs. For periods after August 17, 2022, PGC, as the Class A Managing Member of DCP Midstream, LLC, has the ultimate decision-making authority with respect to the compensation that DCP Midstream, LLC pays to the NEOs.
Compensation Decisions

For periods prior to August 17, 2022, all compensation decisions concerning the executive officers dedicated to our operations and management were made by the compensation committee. The compensation committee’s responsibilities on compensation matters included the following:

•annually reviewing the Partnership’s goals and objectives relevant to compensation of the NEOs;
•annually evaluating the NEO’s performance in light of the Partnership’s goals and objectives, and approving the compensation levels for the NEOs;
•periodically evaluating the terms and administration of short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the Partnership’s goals and objectives;
•retaining and terminating any compensation consultant to assist in the evaluation of compensation for NEOs and for directors who are not officers or employees of the General Partner or its affiliates, or our non-employee directors; and
•periodically reviewing the compensation of our non-employee directors.

For periods after August 17, 2022, compensation decisions concerning the executive officers dedicated to our operations and management were made by management of Phillips 66.

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

Methodology - Advisors and Peer Companies

We use data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for our non-employee directors. With respect to NEO compensation, considerations are also given to individual performance, levels of responsibility, skills and experience. Management generally engages the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs. We consider Mercer to be independent of the Partnership and therefore, the work performed by Mercer does not create a conflict of interest. The Mercer study is based on compensation for a group of peer companies with similar operations obtained from public documents as well as multiple survey sources, including the current Mercer Benchmark Database and the Mercer Total Compensation Survey for the Energy Sector. The Mercer study is comprised of the following peer companies:

Crestwood Equity Partners LP	MPLX LP
Enable Midstream Partners LP	NuStar Energy L.P.
EnLink Midstream, LLC	ONEOK, Inc.
Genesis Energy, L.P.	Targa Resources Corp.
Magellan Midstream Partners, L.P.	Western Midstream Partners, LP
Equitrans Midstream Corporation

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
Components of Compensation
The total annual direct compensation program for the NEOs consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) a long-term incentive consisting of a grant of performance units and phantom units, which are based on a percentage of annual base salary. In February 2022, the compensation committee approved the following base salary, short-term incentive targets, and long-term incentive targets for our NEOs:

Name and Principal Position	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen, Former Chairman, President & CEO	$775,935	100%	450%	$5,043,578
Sean P. O'Brien, Former Group Vice President & Chief Financial Officer	$503,327	80%	250%	$2,164,306
Don A. Baldridge, President, Operations	$451,743	80%	255%	$1,965,082
William L. Johnson, President, Operations	$440,725	70%	190%	$1,586,610
George R. Green, Group Vice President & General Counsel	$414,800	70%	150%	$1,327,360

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

Base Salary - Base salaries for NEOs were determined based upon individual performance, levels of responsibility, skills and experience, and comparisons to the salaries of individuals in similar positions obtained from the Mercer study. The goal of the base salary component is to compensate NEOs at a level that approximates the median salaries of individuals in comparable positions at comparably sized companies in our industry.

The base salaries for NEOs are generally reevaluated annually as part of our performance review process, or when there is a change in the level of job responsibility. Merit increases in base salary are annually considered based upon the results of this performance review process. Merit increases are based on industry trends and a review of individual performance in certain categories, such as business values, environmental, health & safety performance, leadership, financial results, project results, attitude, ability and knowledge.

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

The 2022 STI objectives were initially designed and proposed by our Chairman of the Board, President, and CEO and subsequently approved by the compensation committee. All STI objectives are tied to the performance of the Partnership and are subject to change each year based on annual strategic priorities and goals. The 2022 objectives comprising the total STI opportunity for the NEOs are described below.

Financial objectives (60% of total STI):

•Distributable Cash Flow. An objective intended to capture the annual amount of cash that is available for the quarterly distributions to our unitholders. For this objective, we established a range of performance from a minimum of $900 million to a maximum of $1,010 million.
•Constant Price Cash Generation. An objective intended to capture the cash generated from operations for the Partnership excluding the effect of commodity prices. For this objective, we established a range of performance from a minimum of $1,230 million to a maximum of $1,380 million.
•Cost. An objective intended to capture the ongoing operating and general and administrative costs of the Partnership. For this objective, we established a range of performance from a minimum of $970 million to a maximum of $910 million.

Operational Excellence objectives (20% of total STI):

•Operations/ICC. An objective intended to measure efficiencies created by leveraging the capabilities of our Integrated Collaboration Center (ICC).
•Culture and People. An objective to improve employee engagement, inclusion and diversity, and employee development.

Safety & Environmental objectives (20% of total STI):

•Total Recordable Injury Rate (TRIR). An objective of both employee and contractor incident rates covering the assets of the Partnership. For this objective, the maximum level of performance is a TRIR of 0.21 and the minimum level of performance is a TRIR of 0.44.
•Process Safety Event Rate (PSE Rate). An objective using Tier 1 and 2 process safety events covering the assets of the Partnership. For this objective, the maximum level of performance is a PSE Rate of 0.65 and a minimum level of performance is a PSE Rate of 1.21.
•Green House Gas (GHG) Intensity. An objective to reduce the intensity of GHG emissions.

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

Early in 2023, management prepared a report on the achievement of the Partnership objectives during 2022. These results were then reviewed and approved by PGC. The level of performance achieved in 2022 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
Distributable Cash Flow	At Maximum
Constant Price Cash Generation	At Maximum
Cost	Between Minimum and Target
Operations/ICC	Between Target and Maximum
Culture & People	Between Target and Maximum
Total Recordable Injury Rate (TRIR)	Between Minimum and Target
Process Safety Event Rate (PSE Rate)	At Maximum
Green House Gas Intensity	Between Target and Maximum

Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under the LTIP, phantom units, which are notional units based on the fair market value of our common units, are issued where half of such phantom units are strategic performance units, or SPUs, and half are restricted phantom units, or RPUs. The SPUs will vest at a multiple based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period, and will settle in cash. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period, or earlier in the case of death, disability, retirement, or layoff. Our RPUs are settled through the issuance of common units. The SPU and RPU awards are granted annually with a three-year Performance Period and Vesting Period, respectively. We believe this program promotes retention of the executive officers and focuses the executive officers on the goal of long-term value creation.

For 2022, the SPUs had the following three performance measures: (1) a quarter is measured against three-year distributable cash flow, or DCF, as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” per common unit of the Partnership over the Performance Period, which DCF per common unit will be determined using our 2024 financial statements; (2) a quarter is measured against the average of three one-year distributable cash flow measures during the performance period and (3) the remaining half is measured against relative total shareholder return, or RTSR, defined as total shareholder return of the Partnership over the three-year Performance Period relative to the following peer group:

Antero Midstream Corporation	Genesis Energy, L.P.	ONEOK, Inc.
Cheniere Energy, Inc.	Holly Energy Partners, L.P.	Phillips 66 Partners LP
Crestwood Equity Partners LP	Magellan Midstream Partners, L.P.	Shell Midstream Partners, L.P.
DT Midstream, Inc.	MPLX LP	Targa Resources Corp.
EnLink Midstream, LLC	NuStar Energy L.P.	Western Midstream Partners, LP
Equitrans Midstream Corporation

DCF per common unit of the Partnership, which is a liquidity and performance measure that reflects our ability to make cash distributions to our unitholders, and RTSR, which reflects our performance as compared to a group of representative companies that investors use to assess our relative performance, are each utilized because they measure management’s effectiveness and directly align the performance of the NEOs with the success of the Partnership. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth and execution of our strategic priorities.

Upon the closing of our pending merger with Phillips 66, the SPU performance period will end and performance will be assessed. For metrics where performance can be determined, such as RTSR and the one-year DCF per common unit for 2022, we will use actual results. For metrics where performance cannot be assessed, such as one-year DCF per common unit for 2023 or 2024 or the three-year DCF per common unit measure for 2024, target performance will be assessed.

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

Position	Multiple of Base Salary under Guidelines	Actual Multiple as of December 31, 2022
Wouter T. van Kempen	5x	23x
Sean P. O'Brien	3x	10x
Don A. Baldridge	3x	11x
William L. Johnson	3x	7x
George R. Green	3x	2x

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

Clawback Policy - Our Incentive Compensation Clawback Policy provides that incentive-based compensation (cash and equity) paid to our current and former officers may be recovered in the event of a restatement of our financial results, or under certain other circumstances, such as an officer’s fraud or misconduct that causes or is reasonably likely to cause us financial or reputational harm. In connection with such events, the Board will have the authority to require the reimbursement or forfeiture of any incentive compensation, including payments under the short-term cash incentive plan and payments and grants under the long-term incentive plan. In addition, we will take action to modify the clawback policy as needed to comply with Section 10(D) of the Exchange Act and forthcoming NYSE listing standards implementing the SEC's adoption and implementation of final rules related thereto.

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

Benefit Programs - We provide employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well-being. These programs include medical, dental, life insurance, accidental death and disability, and long-term disability. We also provide employees with a monthly parking pass or a pass to be used on public transportation systems. Once our integration with Phillips 66 is complete, benefits available to employees will generally be provided under existing Phillips 66 programs.

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

Board of Directors Report on Compensation

Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Furthermore, the interim Chief Executive Officer of the General Partner held discussions with management of PGC in its capacity as the Class A Managing Member of DCP Midstream, LLC. In addition, we engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

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

Board of Directors
Kevin Mitchell (Chairman)
Heather Crowder
Todd Denton
Fred J. Fowler
William F. Kimble
Brian Mandell
Tim Roberts
Bill W. Waycaster

The following tables and accompanying narrative disclosures provide information regarding compensation of our named executive officers, or NEOs, as of December 31, 2022.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers of our General Partner for the services they provided to our business:

Name and Principal Position	Year	Salary	LTI Awards (a)	Non-Equity Incentive Plan Compensation (b)	All Other Compensation (c)	Total
Wouter T. van Kempen, Former Chairman of the Board, President and Chief Executive Officer
	2022	$769,546	$3,491,654	$1,238,969	$1,016,964	$6,517,133
	2021	$718,208	$2,737,587	$1,106,040	$913,087	$5,474,922
	2020	$670,154	$2,737,447	$1,007,130	$858,090	$5,272,821

Sean P. O’Brien, Former Group Vice President and Chief Financial Officer
	2022	$499,183	$1,258,527	$642,947	$453,342	$2,853,999
	2021	$469,341	$1,160,238	$492,808	$416,010	$2,538,397
	2020	$454,186	$1,160,324	$511,925	$396,208	$2,522,643

Don A. Baldridge, President, Operations
	2022	$448,023	$1,152,017	$577,054	$417,874	$2,594,968
	2021	$421,240	$1,062,596	$442,302	$348,141	$2,274,279
	2020	$404,533	$1,062,441	$455,959	$316,805	$2,239,738

William L. Johnson, President, Operations
	2022	$437,096	$837,268	$492,607	$264,515	$2,031,486
	2021	$390,435	$467,869	$440,020	$240,328	$1,538,652
	2020	$—	$—	$—	$—	$—

George R. Green, Group Vice President and General Counsel
	2022	$411,385	$622,310	$463,630	$127,565	$1,624,890
	2021	$364,692	$276,053	$382,927	$78,024	$1,101,696
	2020	$—	$—	$—	$—	$—

(a) The amounts in this column reflect the grant date fair value of strategic performance units, or SPUs, and restricted phantom units, or RPUs granted under the LTIP, and are computed in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation-Stock Compensation”, or ASC 718. SPU awards are subject to performance conditions and the amounts shown are for target performance because target is the probable outcome. For SPUs granted in 2022, the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value payable on the SPUs based on the 2022 grant date fair value, assuming the SPUs vested at the highest level of performance conditions, would be $3,491,883 for Wouter T. van Kempen, $1,258,517 for Sean P. O’Brien, $1,152,141 for Don A. Baldridge, $837,127 for William L. Johnson, and $622,321 for George R. Green. Following December 31, 2022, when Mr. van Kempen and Mr. O'Brien stepped down from their positions, all of their 2022 RPUs vested and approximately one-third of their 2022 SPUs contingently vested.
(b) Includes amounts payable under the STI Plan, including any amounts voluntarily deferred into the nonqualified deferred compensation plan. These amounts are expected to be paid in March 2023.
(c) Includes DERs, Partnership contributions to the defined contribution plan and Partnership contributions to the nonqualified deferred compensation plan, as described in more detail below.

All Other Compensation

“All Other Compensation” in the summary compensation table includes the following for 2022:

Name	Company contributions to defined contribution plans	Company contributions to nonqualified deferred compensation program	DERs	Total
Wouter T. van Kempen	$33,550	$287,280	$696,134	$1,016,964
Sean P. O’Brien	$33,550	$136,372	$283,420	$453,342
Don A. Baldridge	$36,600	$121,758	$259,516	$417,874
William L. Johnson	$33,550	$70,741	$160,224	$264,515
George R. Green	$30,500	$27,418	$69,647	$127,565
Grants of Plan-Based Awards
Following are the grants of plan-based awards to the NEOs during the year ended December 31, 2022:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date (b)	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)	Grant Date Fair Value of LTIP Awards ($)
Wouter T. van Kempen	N/A	$—	$769,546	$1,539,093	—	—	—	$—
SPUs (c)		$—	$—	$—	—	67,950	135,900	$1,745,941
RPUs (c)		$—	$—	$—	57,620	57,620	57,620	$1,745,713
Sean P. O’Brien	N/A	$—	$399,346	$798,692	—	—	—	$—
SPUs (c)		$—	$—	$—	—	24,490	48,980	$629,258
RPUs (c)		$—	$—	$—	20,770	20,770	20,770	$629,269
Don A. Baldridge	N/A	$—	$358,419	$716,838	—	—	—	$—
SPUs		$—	$—	$—	—	22,420	44,840	$576,071
RPUs		$—	$—	$—	19,010	19,010	19,010	$575,946
William L. Johnson	N/A	$—	$305,967	$611,935	—	—	—	$—
SPUs		$—	$—	$—	—	16,290	32,580	$418,563
RPUs		$—	$—	$—	13,820	13,820	13,820	$418,705
George R. Green	N/A	$—	$287,969	$575,938	—	—	—	$—
SPUs		$—	$—	$—	—	12,110	24,220	$311,160
RPUs		$—	$—	$—	10,270	10,270	10,270	$311,150
(a) Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.
(b) Grant Date is not applicable with respect to Non-Equity Incentive Plan Awards. The SPUs awarded on January 1, 2022 under the LTIP will vest in their entirety on December 31, 2024 if the specified performance conditions are satisfied or, if minimum levels of performance are not met, then the payout may be zero. The RPUs awarded on February 28, 2022 under the LTIP will vest in their entirety on February 27, 2025 if the NEO is still employed by DCP, or earlier in the case of death, disability, retirement or layoff.
(c) Reflects STI and units awarded in 2022. Approximately one-third of their SPUs contingently vested and all of their RPUs vested after Messrs. van Kempen and O'Brien stepped down from their positions effective December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the NEOs as of December 31, 2022:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
Wouter T. van Kempen (c)	467,080	$18,792,173
Sean P. O’Brien (d)	185,690	$7,474,474
Don A. Baldridge	170,030	$6,844,169
William L. Johnson	110,590	$4,420,337
George R. Green	58,620	$2,359,095
(a) SPUs awarded in 2021 and 2022 vest in their entirety over a range of 0% to 200% on December 31, 2023 and 2024, respectively, if the specified performance conditions are satisfied. RPUs awarded in 2020, 2021 and 2022 vest in their entirety on February 27, 2023, 2024 and 2025, respectively, if still employed, or earlier in the case of death, disability, retirement or layoff. To determine the outstanding awards, the calculation of the number of SPUs that are expected to vest is based on assumed performance of 200% as the previous fiscal year performance has exceeded target performance.
(b) Value calculated based on the closing price on the NYSE on December 30, 2022 of our common units of $38.79. The disclosed value includes distribution equivalents earned but not vested as of December 31, 2022 with respect to SPUs awarded in 2021 and 2022. Distribution equivalents accrued in 2022 on outstanding SPUs are also reported within “All Other Compensation” in the Summary Compensation Table.
(c) After December 31, 2022 when he stepped down from his position, one-third of his 2021 SPUs and two-thirds of his 2022 SPUs, or 137,648 units shown above, were forfeited and 190,160 RPUs granted in 2020, 2021 and 2022 vested.
(d) After December 31, 2022 when he stepped down from his position, one-third of his 2021 SPUs and two-thirds of his 2022 SPUs, or 52,588 units shown above, were forfeited and 76,950 RPUs granted in 2020, 2021 and 2022 vested.

Stock Awards Vested

Following are the stock awards vested for the NEOs for the year ended December 31, 2022:

	Stock Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting (a)
Wouter T. van Kempen	109,554	$5,091,471
Sean P. O’Brien	46,436	$2,153,527
Don A. Baldridge	42,522	$1,971,991
William L. Johnson	18,734	$904,190
George R. Green	5,510	$270,610
(a) Value calculated based on the average closing prices on the NYSE for the last 20 trading days in 2022 of our common units of $38.68. The disclosed value includes distribution equivalents accrued as of December 31, 2022 with respect to SPUs awarded in 2020 and distribution equivalents paid in 2022 on RPUs awarded in 2020, 2021 and 2022. The distribution equivalents attributable to 2022 for such SPUs, and the distribution equivalents attributable to all of such RPUs, are also reported within “All Other Compensation” in the Summary Compensation Table.

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the NEOs for the year ended December 31, 2022:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2022 (d)
Wouter T. van Kempen	$269,158	$287,280	$2,702,624	$—	$13,905,992
Sean P. O’Brien	$306,281	$136,372	$598,064	$(372,406)	$2,924,880
Don A. Baldridge	$96,463	$121,758	$494,882	$—	$4,154,349
William L. Johnson	$56,779	$70,741	$458,719	$—	$2,278,720
George R. Green	$38,582	$27,418	$(11,695)	$—	$101,018
(a) These amounts are included in the Summary Compensation Table for the year 2022 as follows: $61,564 for Mr. van Kempen, $13,113 for Mr. Johnson, and $4,114 for Mr. Green.
(b) These amounts are included in the Summary Compensation Table for the year 2022.
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

There are no formal plans for severance in the event of a change in control. Following the announcement of the Plan of Merger, Phillips 66 agreed to enhance the executive severance payments for Vice Presidents and above to include an additional cash payment equal to each participant’s short-term incentive target times two.
The following table presents payments in the event of retirement, death, or disability, as may be applicable, as of the last business day of 2022:

	2022 STI	2020 LTI (a)	Accelerated LTIP (b)	Total
Wouter T. van Kempen	$1,238,969	$4,802,080	$10,257,570	$16,298,619
Sean P. O’Brien	$642,947	$2,035,429	$4,148,074	$6,826,450
Don A. Baldridge	$577,054	$1,863,867	$3,798,086	$6,239,007
William L. Johnson	$492,607	$821,167	$2,644,503	$3,958,277
George R. Green	$463,630	$241,520	$1,143,930	$1,849,080
(a) 2020 SPUs that vested on December 31, 2022.
(b) Includes RPUs awarded in 2020, 2021, and 2022 as well as contingently vested SPUs awarded in 2021 and 2022.

The following table presents additional payments in the event of termination for reasons other than cause as of the last business day of 2022:

	Severance	Severance Enhancement (a)	Cash paid in lieu of COBRA
Wouter T. van Kempen	$1,551,870	$1,551,870	$8,928
Sean P. O’Brien	$754,991	$805,323	$—
Don A. Baldridge	$677,615	$722,789	$—
William L. Johnson	$661,088	$617,015	$—
George R. Green	$622,200	$580,720	$—
(a) Following the announcement of the merger, the compensation committee enhanced the severance for vice-presidents and above, equal to the value of two times each individual's STI target.

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Wouter T. van Kempen, the Former Chairman of the Board, President, and CEO of our General Partner:

For 2022, our last completed fiscal year, the median of the annual total compensation of all employees of our company (other than our CEO) was $146,795 and the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $6,517,133. Based on this information, for 2022, Mr. van Kempen’s total annual compensation was 44 times that of the median of the annual total compensation of all employees.

To identify the median of the annual total compensation of all our employees (other than our CEO), as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•We determined that, as of December 31, 2022, our employee population consisted of 1,919 individuals with all of these individuals located in the United States (as reported in Item 1, Business, in this Annual Report on Form 10-K). This population consisted of our full-time, part-time, and temporary employees.

•In identifying the "median employee" for purposes of our pay ratio disclosure for the fiscal year ended 2022, we compared the 2022 earnings eligible under the short-term incentive plan plus the short-term incentive earned in 2021 that was paid in 2022 as reflected in our payroll records for 2022. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the "median employee."

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2022.

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

For 2022, the board approved an annual compensation package for non-employee directors, consisting of an annual $100,000 cash retainer and an annual grant of common units that approximate $125,000 of value on the date of grant. Chairpersons of the audit and special committees of the board received an additional annual cash retainer of $20,000 and the chairman of the sustainability committee received an additional annual cash retainer of $15,000. All cash retainers are paid on a quarterly basis in arrears. Directors did not receive additional fees for attending meetings of the board or its committees. The directors were reimbursed for out-of-pocket expenses associated with their membership on the board of directors.

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

The following table sets forth the compensation earned by the General Partner’s non-employee directors for the year ended December 31, 2022:

Name	Fees Earned in Cash	Unit Awards (a)	Total
Fred J. Fowler (d)	$115,000	$124,792	$239,792
William F. Kimble (b)	$120,000	$124,792	$244,792
Bill W. Waycaster (c)	$120,000	$124,792	$244,792
(a) The amounts in this column reflect the grant date fair value of common unit awards computed in accordance with ASC 718.
(b) Mr. Kimble earned an additional $20,000 in fees as the audit committee chair.
(c) Mr. Waycaster earned an additional $20,000 in fees as the special committee chair.
(d) Mr. Fowler earned an additional $15,000 in fees as the sustainability committee chair.
Each director is entitled to be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.
Compensation Committee Interlocks and Insider Participation

As discussed above, our General Partner’s board of directors does not maintain a compensation committee. In 2022, determinations related to elements of compensation for our NEOs, where such determinations were made prior to August 17, 2022, were made by the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, and, on and after August 17, 2022, such determinations were made by management of PGC in its capacity as Class A Managing Member of DCP Midstream, LLC. Further, neither of Mr. van Kempen, as our former CEO, nor Mr. Baldridge, as our interim CEO, was a member of the compensation committee, nor did either of them participate in deliberations with regard to their own compensation. During 2022, none of our NEOs served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors, the compensation committee, or management of PGC and its parent, Phillips 66.

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
The percentage of total common units beneficially owned is based on 208,550,632 outstanding common units as of February 10, 2023. None of the named beneficial owners set forth in the table below owns any of the 6,450,000 outstanding Series B Preferred Units or any of the 4,400,000 outstanding Series C Preferred Units as of February 10, 2023.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP Midstream, LLC (b)(c)	117,762,526	56.5%
DCP Midstream GP, LP (d)	66,887,618	32.1%
ALPS Advisors, Inc. (e)	13,458,511	6.5%
Wouter T. van Kempen	67,040	*
Sean P. O'Brien	16,500	*
Don A. Baldridge	20,689	*
William L. Johnson	5,870	*
George R. Green	763	*
Heather Crowder	—	—
Todd Denton	2,750	*
Fred J. Fowler	61,700	*
William F. Kimble	27,600	*
Brian Mandell	—	—
Kevin Mitchell	3,000	*
Timothy Roberts	—	—
Bill W. Waycaster	27,600	*
All directors and executive officers as a group (13 persons)	233,512	*
_____________
* Less than 1%.
(a)Unless otherwise indicated, the address for all beneficial owners in this table is 6900 E. Layton Ave, Suite 900, Denver, Colorado 80237.
(b)Includes 50,874,908 common units directly held by DCP Midstream, LLC; 597,455 common units held in a rabbi trust established in connection with DCP Midstream, LLC’s executive deferred compensation plan (the “Plan”), which common units were acquired by the Plan on the open market and are being held by the Plan for the sole purpose of funding the Plan’s deferred compensation liabilities associated with certain investment elections made by participants to invest in phantom units that are economically equivalent to common units; and 66,887,618 common units directly held by DCP Midstream GP, LP. DCP Midstream, LLC is the sole member of DCP Midstream GP, LLC, which is the general partner of DCP Midstream GP, LP, and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein. The address of DCP Midstream, LLC is 2331 City West Boulevard, Houston, TX 77042.
(c)Phillips 66 is the parent company of Phillips 66 Company (“P66Co”), which is the parent company of Phillips 66 Project Shareholder Inc. (“PSI”), which is the parent company of Phillips 66 Project Development Inc. (“PDI”), which is the parent company of Phillips Gas Company LLC (“PGC”), which is the Class A Managing Member of DCP Midstream, LLC. As a result, each of Phillips 66, P66Co, PSI, PDI and PGC may be deemed to indirectly beneficially own the 117,762,526 common units that DCP Midstream, LLC directly beneficially owns and indirectly beneficially owns. The address of each of Phillips 66, P66Co, PSI, PDI and PGC is 2331 CityWest Blvd., Houston, Texas 77042.
(d)DCP Midstream GP, LLC is the general partner of DCP Midstream GP, LP and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.
(e)As reported on Schedule 13G/A filed with the SEC on February 13, 2023 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 13,458,511 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders (1)	757,680	$—	1,691,190
Equity compensation plans not approved by unitholders	—	—	—
Total	757,680	$—	1,691,190

(1) This information relates to our 2016 LTIP, which was approved by unitholders at a special meeting on April 28, 2016 and amended effective March 7, 2022. For more information on our 2016 LTIP, refer to Note 18. "Equity-Based Compensation" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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
Competition
None of DCP Midstream, LLC, or any of its affiliates, including Phillips 66, is restricted, under either the Partnership Agreement or the Services Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Phillips 66, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.
Contracts with Affiliates
We sell a portion of our residue gas and NGLs to and purchase NGLs from Phillips 66 and its respective affiliates. We anticipate continuing to purchase and sell these commodities to Phillips 66 and its respective affiliates in the ordinary course of business.
We purchase NGLs from Enbridge and its affiliates. Prior to the completion of the Realignment Transaction in August 2022, Enbridge owned 50% of DCP Midstream, LLC.
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

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2022	2021
	(millions)
Audit fees (a)	$3	$3
Audit-related fees	$—	—
Tax fees	$—	$—
All other fees (b)	$—	$—
(a)Audit fees are fees billed by Deloitte for professional services for the integrated audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, subsidiary audits, services that are normally provided by Deloitte in connection with statutory and regulatory filings and including comfort and consent letters in connection with SEC filings and financing transactions.
(b)All other fees are fees billed by Deloitte for professional services in connection with a sustainability consultation in total of $150,000 and $0 for the years ended December 31, 2022 and 2021, respectively.
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
Contribution Agreement, dated December 30, 2016, by and among DCP Midstream, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

2.23	*+
Agreement and Plan of Merger, dated January 5, 2023, by and among Phillips 66, Phillips 66 Project Development Inc., Dynamo Merger Sub LLC, DCP Midstream, LP, DCP Midstream GP, LP and DCP Midstream GP, LLC (attached as Exhibit 2.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2023).

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
Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2020 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 10, 2019).

4.7	*
Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A. as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 24, 2020).

4.8	*
Tenth Supplemental Indenture dated as of November 19, 2021 to Indenture dated as of September 20, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 19, 2021).

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

4.19	*
Form of Unit Certificate for 7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 4, 2018).

Exhibit Number		Description
4.20		Description of Securities of DCP Midstream, LP.
10.1	*
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
Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP,LLC dated December 30, 2016 (attached as Exhibit 10.4 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).

10.5		Amendment No. 5 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 9, 2022.
10.6	*
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

10.8	*+
First Amendment to the DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 7, 2022).

10.9	*+
DCP Services, LLC 2008 Long-Term Incentive Plan, as amended and restated effective March 1, 2017 (attached as Exhibit 10.3 to DCP Midstream, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 10, 2017).

10.10	*+
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
DCP Services, LLC Amended and Restated Executive Severance Plan effective February 19, 2020 (attached as Exhibit 10.3 to DCP midstream, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 7, 2020).

10.17	+	Separation Agreement between DCP Services, LLC and Wouter T. van Kempen dated January 1, 2023.
10.18	+	Separation Agreement between DCP Services, LLC and Sean P. O'Brien dated January 1, 2023.
10.19	*
Services and Employee Secondment Agreement, dated January 1, 2017, by and between DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

Exhibit Number		Description
10.20	*
Third Amended and Restated Credit Agreement, dated as of March 18, 2022, by and among DCP Midstream Operating, LP, DCP Midstream, LP, Mizuho Bank, Ltd, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 22, 2022).

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

10.23	*
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

10.24	*
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

10.25	*
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

10.26	*
Fifth Amendment to Receivables Financing Agreement, dated July 29, 2022, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as structuring Agent (attached as Exhibit 10.1 to DCP Midstream, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 3, 2022).

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

21.1		List of Subsidiaries of DCP Midstream, LP.
22		List of Guaranteed Securities
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.2		Consent of BDO USA, LLP on Financial Statements of Gulf Coast Express Pipeline LLC.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101	Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

February 17, 2023	By:	/s/ Donald A. Baldridge
		Name:	Donald A. Baldridge
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Donald A. Baldridge and Scott R. Delmoro as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Donald A. Baldridge	Interim Chief Executive Officer	February 17, 2023
Donald A. Baldridge	(Principal Executive Officer)

/s/ Scott R. Delmoro	Interim Principal Financial Officer and Treasurer and Vice President, Finance	February 17, 2023
Scott R. Delmoro	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 17, 2023
Richard A. Loving	(Principal Accounting Officer)

/s/ Kevin J. Mitchell	Chairman of the Board and Director	February 17, 2023
Kevin J. Mitchell

/s/ Heather Crowder	Director	February 17, 2023
Heather Crowder

/s/ Todd Denton	Director	February 17, 2023
Todd Denton

/s/ Fred J. Fowler	Director	February 17, 2023
Fred J. Fowler

/s/ William F. Kimble	Director	February 17, 2023
William F. Kimble

/s/ Brian Mandell	Director	February 17, 2023
Brian Mandell

/s/ Timothy D. Roberts	Director	February 17, 2023
Timothy D. Roberts

/s/ Bill W. Waycaster	Director	February 17, 2023
Bill W. Waycaster