Form 10-Q
period 2023-03-31
DCP Midstream, LP
filed 2023-05-04
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, there were 208,657,950 common units representing limited partnership interests outstanding.
1

 DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASC	accounting standards codification
ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our Credit Facility
Credit Facility	Our $1.4 billion unsecured revolving credit facility, maturing March 18, 2027
FASB	Financial Accounting Standards Board
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPIS	Oil Price Information Service
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
SOFR	Secured Overnight Financing Rate
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including the following risks and uncertainties:
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

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$1

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $2 million, respectively	707	995
Affiliates	389	360
Other	6	3
Inventories	28	83
Unrealized gains on derivative instruments	87	140
Collateral cash deposits	32	93
Other	20	27
Total current assets	1,270	1,702
Property, plant and equipment, net	7,759	7,763
Intangible assets, net	33	34
Investments in unconsolidated affiliates	3,458	3,475
Unrealized gains on derivative instruments	20	26
Operating lease assets	119	112
Other long-term assets	225	222
Total assets	$12,884	$13,334
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$709	$1,199
Affiliates	298	255
Other	37	29
Current debt	7	506
Unrealized losses on derivative instruments	68	148
Accrued interest	65	78
Accrued taxes	58	58
Accrued wages and benefits	35	72
Capital spending accrual	12	22
Other	100	137
Total current liabilities	1,389	2,504
Long-term debt	4,892	4,357
Unrealized losses on derivative instruments	20	35
Deferred income taxes	33	33
Operating lease liabilities	100	95
Other long-term liabilities	302	274
Total liabilities	6,736	7,298
Commitments and contingent liabilities (see note 12)
Equity:
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,649,649 and 208,396,558 common units authorized, issued and outstanding, respectively)	5,868	5,755
Accumulated other comprehensive loss	(6)	(6)
Total partners’ equity	6,124	6,011
Noncontrolling interests	24	25
Total equity	6,148	6,036
Total liabilities and equity	$12,884	$13,334

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,743	$2,328
Sales of natural gas, NGLs and condensate to affiliates	733	1,127
Transportation, processing and other	163	155
Trading and marketing gains (losses), net	87	(235)
Total operating revenues	2,726	3,375
Operating costs and expenses:
Purchases and related costs	1,852	2,719
Purchases and related costs from affiliates	97	99
Transportation and related costs from affiliates	279	257
Operating and maintenance expense	197	152
Depreciation and amortization expense	90	90
General and administrative expense	80	55
Gain on sale of assets, net	—	(7)
Restructuring costs	10	—
Total operating costs and expenses	2,605	3,365
Operating income	121	10
Earnings from unconsolidated affiliates	160	143
Interest expense, net	(68)	(71)
Income before income taxes	213	82
Income tax expense	(1)	(1)
Net income	212	81
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to partners	211	80
Series A preferred limited partners' interest in net income	—	(9)
Series B preferred limited partners' interest in net income	(3)	(3)
Series C preferred limited partners' interest in net income	(2)	(2)
Net income allocable to limited partners	$206	$66
Net income per limited partner unit — basic and diluted	$0.99	$0.32
Weighted-average limited partner units outstanding — basic	208.6	208.4
Weighted-average limited partner units outstanding — diluted	208.6	208.8
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(millions)
Net income	$212	$81
Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	212	81
Total comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to partners	$211	$80
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(millions)
OPERATING ACTIVITIES:
Net income	$212	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90	90
Earnings from unconsolidated affiliates	(160)	(143)
Distributions from unconsolidated affiliates	168	168
Net unrealized (gains) losses on derivative instruments	(40)	176
Gain on sale of assets, net	—	(7)
Other, net	23	2
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	256	(334)
Inventories	33	31
Accounts payable	(454)	327
Other assets and liabilities	7	(202)
Net cash provided by operating activities	135	189
INVESTING ACTIVITIES:
Capital expenditures	(81)	(23)
Investments in unconsolidated affiliates	—	(1)
Distribution from unconsolidated affiliate	9	—
Proceeds from sale of assets	—	16
Net cash used in investing activities	(72)	(8)
FINANCING ACTIVITIES:
Proceeds from debt	1,243	1,542
Payments of debt	(1,210)	(1,632)
Distributions to preferred limited partners	(5)	(5)
Distributions to limited partners and general partner	(90)	(81)
Distributions to noncontrolling interests	(2)	(1)
Debt issuance costs	—	(4)
Net cash used in financing activities	(64)	(181)
Net change in cash, cash equivalents and restricted cash	(1)	—
Cash, cash equivalents and restricted cash, beginning of period	5	1
Cash, cash equivalents and restricted cash, end of period	$4	$1

Reconciliation of cash, cash equivalents, and restricted cash:	March 31, 2023	March 31, 2022
Cash and cash equivalents	$1	$1
Restricted cash included in other current assets	3	—
Total cash, cash equivalents, and restricted cash	$4	$1

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2023	$156	$106	$5,755	$(6)	$25	$6,036
Net income	3	2	206	—	1	212
Distributions to unitholders	(3)	(2)	(90)	—	—	(95)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Equity based compensation	—	—	(3)	—	—	(3)
Balance, March 31, 2023	$156	$106	$5,868	$(6)	$24	$6,148
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
Three Months Ended March 31, 2023 and 2022
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

As of March 31, 2023, DCP Midstream, LLC, together with the General Partner, owned approximately 56% of the Partnership’s common units representing limited partner interests.
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

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended March 31, 2023
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$802	$680	$(669)	$813
Sales of NGLs and condensate (a)	1,528	898	(763)	1,663
Transportation, processing and other	19	144	—	163
Trading and marketing gains, net (b)	43	44	—	87
Total operating revenues	$2,392	$1,766	$(1,432)	$2,726
(a)    Includes $479 million for the three months ended March 31, 2023 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $725 million of buy-sell purchases related to buy-sell revenues of $796 million which are not within the scope of Topic 606.
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
(a)    Includes $676 million of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment for the three months ended March 31, 2022, which is net of $756 million of buy-sell purchases related to buy-sell revenues of $851 million which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.

The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $370 million as of March 31, 2023. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of March 31, 2023. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

3. Agreements and Transactions with Affiliates
DCP Midstream, LLC

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

Services Agreement and Other General and Administrative Charges
The following table summarizes employee related costs that were charged by DCP Midstream, LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$43	$40
General and administrative expense	$58	$33
Restructuring costs	$10	$—
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2023	2022
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$704	$1,095
Purchases and related costs from affiliates	$75	$62
Transportation and related costs from affiliates	$41	$43
Operating and maintenance and general administrative expenses	$4	$3
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1	$—
Purchases and related costs from affiliates	$—	$13
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$28	$32
Transportation, processing, and other to affiliates	$4	$4
Purchases and related costs from affiliates	$22	$24
Transportation and related costs from affiliates	$238	$214

 We had balances with affiliates as follows:

	March 31, 2023	December 31, 2022
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$362	$343
Accounts payable	$195	$167
Other assets	$—	$1
Enbridge (including its affiliates):
Accounts receivable	$1	$1
Accounts payable	$—	$1
Unconsolidated affiliates:
Accounts receivable	$26	$16
Accounts payable	$103	$87

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

4. Inventories
Inventories were as follows:

	March 31, 2023	December 31, 2022
	(millions)
Natural gas	$19	$47
NGLs	9	36
Total inventories	$28	$83

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized $22 million and no lower of cost or net realizable value adjustments for the three months ended March 31, 2023 and 2022, respectively.

5. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2023	December 31, 2022
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,896	$7,865
Processing, storage and terminal facilities	35 — 60 Years	5,159	5,138
Other	3 — 30 Years	564	563
Finance lease assets	5 — 35 Years	32	32
Construction work in progress		215	183
Property, plant and equipment		13,866	13,781
Accumulated depreciation		(6,107)	(6,018)
Property, plant and equipment, net		$7,759	$7,763
Construction projects with capitalized interest were immaterial during the three months ended March 31, 2023 and 2022.
Depreciation expense was $89 million and $89 million for the three months ended March 31, 2023 and 2022, respectively.

6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2023	December 31, 2022
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,658	$1,653
DCP Southern Hills Pipeline, LLC	66.67%	710	713
Gulf Coast Express LLC	25.00%	395	408
Front Range Pipeline LLC	33.33%	189	191
Texas Express Pipeline LLC	10.00%	90	91
Mont Belvieu 1 Fractionator	20.00%	9	7
Discovery Producer Services LLC	40.00%	214	219
Cheyenne Connector, LLC	50.00%	142	143
Mont Belvieu Enterprise Fractionator	12.50%	29	28
Other	Various	22	22
Total investments in unconsolidated affiliates		$3,458	$3,475

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
DCP Sand Hills Pipeline, LLC	$87	$71
DCP Southern Hills Pipeline, LLC	25	24
Gulf Coast Express LLC	17	16
Front Range Pipeline LLC	11	10
Texas Express Pipeline LLC	5	5
Mont Belvieu 1 Fractionator	4	4
Discovery Producer Services LLC	6	6
Cheyenne Connector, LLC	3	4
Mont Belvieu Enterprise Fractionator	1	2
Other	1	1
Total earnings from unconsolidated affiliates	$160	$143
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2023	2022
	(millions)
Statements of operations:
Operating revenue	$595	$563
Operating expenses	$222	$217
Net income	$379	$344

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
Three Months Ended March 31, 2023 and 2022

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
The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$1	$71	$15	$87	$2	$121	$17	$140
Short-term investments (a)	$—	$1	$—	$1	$—	$1	$—	$1
Long-term assets:
Commodity derivatives	$—	$19	$1	$20	$—	$23	$3	$26
Investments in marketable securities (a)	$45	$—	$—	$45	$42	$—	$—	$42
Current liabilities:
Commodity derivatives	$(1)	$(66)	$(1)	$(68)	$(4)	$(142)	$(2)	$(148)
Long-term liabilities:
Commodity derivatives	$—	$(19)	$(1)	$(20)	$—	$(32)	$(3)	$(35)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

(a) $1 million and $1 million recorded within "Other" current assets and $45 million and $42 million recorded within "Other long-term assets" as of March 31, 2023 and December 31, 2022, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended March 31, 2023 (a):
Beginning balance	$17	$3	$(2)	$(3)
Net unrealized gains (losses) included in earnings	2	(1)	—	1
Transfers out of Level 3	—	(1)	—	1
Settlements	(4)	—	1	—
Ending balance	$15	$1	$(1)	$(1)
Net unrealized gains on derivatives still held included in earnings	$2	$—	$—	$—
Three months ended March 31, 2022 (a):
Beginning balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) included in earnings	2	3	(12)	(6)
Transfers out of Level 3	—	(1)	1	5
Settlements	—	—	4	—
Ending balance	$2	$4	$(10)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$2	$2	$(8)	$(3)

(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three months ended March 31, 2023 and 2022.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

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

	March 31, 2023
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$15	Market approach	Longer dated forward curve prices	$0.21-$1.52	$0.86	Per gallon
Natural gas	$1	Market approach	Longer dated forward curve prices	$2.76-$5.24	$2.92	Per MMBtu
Liabilities
NGLs	$(2)	Market approach	Longer dated forward curve prices	$0.21-$1.56	$0.96	Per gallon
(a) Unobservable inputs were weighted by the instrument's notional amounts.
Estimated Fair Value of Financial Instruments
The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value.
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2023 and December 31, 2022, the carrying value and fair value of our total debt, including current maturities, were as follows:

	March 31, 2023		December 31, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$4,908	$4,900	$4,874	$4,772
(a) Excludes unamortized issuance costs and finance lease liabilities.

8. Debt
Senior Notes Redemption
On March 15, 2023, we repaid, at par, all $500 million of aggregate principal amount outstanding of our 3.875% Senior Notes due March 15, 2023 using borrowings under our Credit Facility and Securitization Facility.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

Credit Agreement
We are party to a $1.4 billion unsecured revolving credit facility governed by the Credit Agreement that bears interest at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating. The Credit Agreement matures on March 18, 2027. The Credit Agreement also includes sustainability linked key performance indicators that increase or decrease the applicable margin and facility fee payable thereunder based on our safety performance relative to our peers and year-over-year change in our greenhouse gas emissions intensity rate.
As of March 31, 2023, we had unused borrowing capacity of $1,173 million, net of $225 million of outstanding borrowings and $2 million of letters of credit, under the Credit Agreement, of which $1,173 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date.
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
As of March 31, 2023, DCP Receivables had approximately $887 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.
The maturities of our debt as of March 31, 2023 are as follows:

Debt Maturities
(millions)
2023	$—
2024	350
2025	825
2026	—
2027	725
Thereafter	3,000
Total debt	$4,900

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
Collateral
As of March 31, 2023, we had cash deposits of $32 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of March 31, 2023, we held letters of credit of $49 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

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

	March 31, 2023			December 31, 2022
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$107	$(3)	$104	$166	$—	$166
Liabilities:
Commodity derivatives	$(88)	$3	$(85)	$(183)	$—	$(183)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2023 and December 31, 2022.

Balance Sheet Line Item	March 31, 2023	December 31, 2022	Balance Sheet Line Item	March 31, 2023	December 31, 2022
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$87	$140	Unrealized losses on derivative instruments — current	$(68)	$(148)
Unrealized gains on derivative instruments — long-term	20	26	Unrealized losses on derivative instruments — long-term	(20)	(35)
Total	$107	$166	Total	$(88)	$(183)
For the three months ended March 31, 2023 and 2022, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2023	2022
	(millions)
Realized gains (losses)	$47	$(59)
Unrealized gains (losses)	40	(176)
Trading and marketing gains (losses), net	$87	$(235)
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
Three Months Ended March 31, 2023 and 2022

contract will appear in more than one line item in the tables below.

	March 31, 2023
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Long (Short) Position (Bbls)	Net (Short) Long Position (MMBtu)
2023	—	(21,590,600)	1,065,818	(4,875,000)
2024	—	(7,100,000)	(85,500)	(5,630,000)
2025	—	—	(1,000)	2,072,500
2026	—	—	—	535,000

	March 31, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2022	(1,047,000)	(56,954,500)	(5,419,927)	(5,217,500)
2023	(1,526,000)	(1,825,000)	(1,393,000)	(830,000)
2024	(360,000)	(2,745,000)	(1,335,000)	(2,280,000)
2025	—	—	(1,440,000)	4,967,500
2026	—	—	(1,440,000)	535,000
2027	—	—	(360,000)	—

10. Partnership Equity and Distributions
Common Units — During the three months ended March 31, 2023 and 2022, we issued no common units pursuant to our at-the-market program. As of March 31, 2023, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner and DCP Midstream LLC are entitled to a percentage of all quarterly distributions equal to their limited partner interest of approximately 56% as of March 31, 2023.
Distributions — The following table presents our cash distributions paid in 2023:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
February 14, 2023	$0.43	$90

Distributions to Series B Preferred unitholders
March 15, 2023	$0.4922	$3

Distributions to Series C Preferred unitholders
January 17, 2023	$0.4969	$2

11. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle certain restricted phantom units at our discretion in either cash or common units. For a portion of restricted phantom units granted, we have the ability and intent to settle vested units through the issuance of common units.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

Basic and diluted net income per limited partner unit was calculated as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(millions, except per unit amounts)

Net income allocable to limited partners	$206	$66
Weighted average limited partner units outstanding, basic	208,555,882	208,378,947
Dilutive effects of nonvested restricted phantom units	32,672	422,705
Weighted average limited partner units outstanding, diluted	208,588,554	208,801,652
Net income per limited partner unit, basic and diluted	$0.99	$0.32

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
Environment, Health and Safety — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to the environment, health and safety. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, health and safety standards applicable to workers and the public, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing as well as general oil and gas production facilities and the real or perceived environmental or public health impacts of these activities, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs; (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations; (iii) state and federal regulatory agencies regarding the emission of greenhouse gases and other air emissions associated with our operations or the materials managed as part of our business, which could impose regulatory burdens and increase the cost of our operations; and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.
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
Three Months Ended March 31, 2023 and 2022

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

13. Restructuring Costs

We undertook restructuring actions, as well as other transformation and integration efforts as part of the Realignment Transaction. During the three months ended March 31, 2023, we incurred $10 million in severance and other employee related cost.

The following table presents a rollforward of the Company's restructuring liability as of March 31, 2023, which is primarily included in Other current liabilities in the condensed consolidated balance sheets:

(millions)
Balance as of January 1, 2023	$15
Severance and employee related charges	10
Other charges	—
Cash payments	(12)
Balance as of March 31, 2023	$13

14. Business Segments
Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Adjusted gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 of the Notes to the Consolidated Financial Statements in "Financial Statements and Supplementary Data" included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

The following tables set forth our segment information:
Three Months Ended March 31, 2023:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,392	$1,766	$—	$(1,432)	$2,726
Adjusted gross margin (a)	$54	$444	$—	$—	$498
Operating and maintenance expense	(9)	(182)	(6)	—	(197)
General and administrative expense	(2)	(4)	(74)	—	(80)
Depreciation and amortization expense	(2)	(84)	(4)	—	(90)
Restructuring costs	—	—	(10)	—	(10)
Earnings from unconsolidated affiliates	154	6	—	—	160
Interest expense	—	—	(68)	—	(68)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$195	$180	$(163)	$—	$212
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$195	$179	$(163)	$—	$211
Non-cash derivative mark-to-market	$(5)	$45	$—	$—	$40
Non-cash lower of cost or net realizable value adjustments	$22	$—	$—	$—	$22
Capital expenditures	$—	$79	$2	$—	$81

Three Months Ended March 31, 2022:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,163	$2,106	$—	$(1,894)	$3,375
Adjusted gross margin (a)	$16	$284	$—	$—	$300
Operating and maintenance expense	(8)	(140)	(4)	—	(152)
General and administrative expense	(1)	(4)	(50)	—	(55)
Depreciation and amortization expense	(3)	(81)	(6)	—	(90)
Gain on sale of assets, net	—	7	—	—	7
Earnings from unconsolidated affiliates	137	6	—	—	143
Interest expense	—	—	(71)	—	(71)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$141	$72	$(132)	$—	$81
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$141	$71	$(132)	$—	$80
Non-cash derivative mark-to-market	$(45)	$(131)	$—	$—	$(176)
Capital expenditures	$2	$20	$1	$—	$23
Investments in unconsolidated affiliates, net	$—	$1	$—	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2023 and 2022

	March 31,	December 31,
	2023	2022
	(millions)
Segment long-term assets:
Gathering and Processing	$7,603	$7,594
Logistics and Marketing	3,788	3,814
Other (b)	223	224
Total long-term assets	11,614	11,632
Current assets	1,270	1,702
Total assets	$12,884	$13,334

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets.

15. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$81	$84
Cash paid for income taxes, net of income tax refunds	$2	$(1)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$32	$7
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$16	$7

16. Subsequent Events
Junior Notes Redemption — On April 19, 2023, we announced our intent to redeem, at par, prior to maturity all $550 million of aggregate principal amount outstanding of our 5.850% Junior Notes due May 2043 on or about May 21, 2023. We expect to use borrowings under our Revolving Credit Facility and AR Securitization Facility.
Distributions — On April 19, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on May 15, 2023 to unitholders of record on May 1, 2023.
Also on April 19, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distribution will be paid on June 15, 2023 to unitholders of record on June 1, 2023. The Series C distribution will be paid on July 17, 2023 to unitholders of record on July 3, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Following the completion of the Realignment Transaction, we began to integrate certain of our operations with Phillips 66’s midstream segment, including the integration of operational services that are currently, or were previously, provided by DCP Services, LLC. As part of these integration efforts, continuing employees transferred employment to a Phillips 66 subsidiary on April 1, 2023, and general and administrative services will be provided by Phillips 66 or one or more of its subsidiaries going forward. We expect such integration efforts to continue regardless of the outcome of the pending Merger with Phillips 66 described below.
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
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis through our fee-based assets. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have been volatile during 2023 and are subject to global energy supply and demand fundamentals as well as geopolitical disruptions. Drilling activity levels vary by geographic area and we will continue to target our strategy in geographic areas where we expect producer drilling activity.
Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic production. Our business is predominantly fee-based and we have a diversified portfolio to balance the upside of our earnings potential while reducing our commodity exposure. Our financial position has improved as a result of strong 2022 results and in the first half of 2023, following a decrease in commodity prices and related increase in the fair value of our equity derivative assets, substantially all of our outstanding equity derivative contracts were settled prior to the expiration of the contractual maturities. Consequently, our equity exposure for 2023 and beyond is currently not hedged and is directly exposed to continued volatility in commodity prices, whether favorable or unfavorable. We expect future commodity prices will be influenced by global economic conditions and geopolitical disruptions, the level of North American production and drilling activity by exploration and production companies, the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil, and the severity of winter and summer weather.
We expect to be a proactive participant in the transition to a lower carbon energy future through increased efficiency and modernization of existing operations, which we expect will reduce the greenhouse gas emissions from our base business. Going forward, our assets will be managed in a manner consistent with the emissions goals of Phillips 66.
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
During 2023, our strategic objectives are to generate Excess Free Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Excess Free Cash Flows”) and reduce leverage. We believe the key elements to generating Excess Free Cash Flows are the diversity of our asset portfolio and our fee-based business which represents a significant portion of our estimated margins. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2023 plan includes sustaining capital expenditures of approximately $150 million and expansion capital expenditures of approximately $125 million.
Recent Events
Integration with Phillips 66
As part of the integration efforts with Phillips 66, continuing employees transferred employment to a Phillips 66 subsidiary on April 1, 2023.
Junior Notes Redemption
On April 19, 2023, we announced our intent to redeem, at par, prior to maturity all $550 million of aggregate principal amount outstanding of our 5.850% Junior Notes due May 2043 on or about May 21, 2023. We expect to use borrowings under our Revolving Credit Facility and AR Securitization Facility.
Common and Preferred Distributions
On April 19, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on May 15, 2023 to unitholders of record on May 1, 2023.
Also on April 19, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distribution will be paid on June 15, 2023 to unitholders of record on June 1, 2023. The Series C distribution will be paid on July 17, 2023 to unitholders of record on July 3, 2023.

Results of Operations
Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three months ended March 31, 2023 and 2022. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2023 vs. 2022
	2023	2022	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$2,392	$3,163	$(771)	(24%)
Gathering and Processing	1,766	2,106	(340)	(16%)
Inter-segment eliminations	(1,432)	(1,894)	(462)	(24%)
Total operating revenues	2,726	3,375	(649)	(19%)
Purchases and related costs
Logistics and Marketing	(2,338)	(3,147)	(809)	(26%)
Gathering and Processing	(1,322)	(1,822)	(500)	(27%)
Inter-segment eliminations	1,432	1,894	(462)	(24%)
Total purchases	(2,228)	(3,075)	(847)	(28%)
Operating and maintenance expense	(197)	(152)	45	30%
Depreciation and amortization expense	(90)	(90)	—	—%
General and administrative expense	(80)	(55)	25	45%
Gain on sale of assets, net	—	7	(7)	*
Restructuring costs	(10)	—	10	*
Earnings from unconsolidated affiliates (b)	160	143	17	12%
Interest expense	(68)	(71)	(3)	(4%)
Income tax expense	(1)	(1)	—	—%
Net income attributable to noncontrolling interests	(1)	(1)	—	—%
Net income attributable to partners	$211	$80	$131	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$54	$16	$38	*
Gathering and Processing	444	284	160	56%
Total adjusted gross margin	$498	$300	$198	66%

Non-cash commodity derivative mark-to-market	$40	$(176)	$216	*
NGL pipelines throughput (MBbls/d) (d)	723	682	41	6%
Gas pipelines throughput (TBtu/d) (d)	1.08	1.04	0.04	4%
Natural gas wellhead (MMcf/d) (d)	4,473	4,110	363	9%
NGL gross production (MBbls/d) (d)	419	402	17	4%
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

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Total Operating Revenues — Total operating revenues decreased $649 million in 2023 compared to 2022, primarily as a result of the following:
•$771 million decrease for our Logistics and Marketing segment, primarily due to lower commodity prices, partially offset by higher gas and NGL volumes, and favorable commodity derivative activity; and
•$340 million decrease for our Gathering and Processing segment, primarily due to lower commodity prices, partially offset by favorable commodity derivative activity, higher volumes across all regions, and an increase in transportation, processing and other.
These decreases were partially offset by:
•$462 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices.
Total Purchases — Total purchases decreased $847 million in 2023 compared to 2022, primarily as a result of the following:
•$809 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$500 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases was partially offset by:
•$462 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2023 compared to 2022 largely due to higher base costs primarily in the Permian region and higher reliability and pipeline integrity spend.
General and Administrative Expense — General and administrative expense increased in 2023 compared to 2022, primarily due to higher employee costs and benefits, and integration costs.
Gain on sale of assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Restructuring Costs — Restructuring costs increased in 2023 compared to 2022 primarily as a result of severance for termination benefits and other costs as a result of our ongoing integration with Phillips 66 following the Realignment Transaction.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2023 compared to 2022 primarily as a result of higher throughput volumes on the Sand Hills pipeline and higher NGL pipeline tariffs.
Net Income Attributable to Partners — Net income attributable to partners increased in 2023 compared to 2022 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin increased $198 million in 2023 compared to 2022, primarily as a result of the following:
•$160 million increase for our Gathering and Processing segment, primarily as a result of favorable derivative activity attributable to our corporate equity hedge program, higher volumes in the Permian, South and DJ Basin, and improved performance in the Permian region, partially offset by lower lower margins in the South, DJ Basin and Midcontinent regions, and lower commodity prices; and
•$38 million increase for our Logistics and Marketing segment, primarily as a result of favorable commodity derivative activity on gas pipelines and improved gas storage margins, partially offset by a decrease as a result of unfavorable NGL marketing activity contract settlement.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2023 compared to 2022 due to increased volumes on the Sand Hills pipeline.

Natural Gas Wellhead — Natural gas wellhead increased in 2023 compared to 2022 due to increased volumes in the South, Permian, and DJ Basin.
NGL Gross Production — NGL gross production increased in 2023 compared to 2022 due to increased volumes in the Permian region and DJ Basin.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three months ended March 31, 2023 and 2022, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
DCP Sand Hills Pipeline, LLC	$87	$71
DCP Southern Hills Pipeline, LLC	25	24
Gulf Coast Express LLC	17	16
Front Range Pipeline LLC	11	10
Texas Express Pipeline LLC	5	5
Mont Belvieu 1 Fractionator	4	4
Discovery Producer Services LLC	6	6
Cheyenne Connector, LLC	3	4
Mont Belvieu Enterprise Fractionator	1	2
Other	1	1
Total earnings from unconsolidated affiliates	$160	$143
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
DCP Sand Hills Pipeline, LLC	$82	$83
DCP Southern Hills Pipeline, LLC	28	28
Gulf Coast Express LLC	21	20
Front Range Pipeline LLC	13	12
Texas Express Pipeline LLC	6	6
Mont Belvieu 1 Fractionator	3	4
Discovery Producer Services LLC	11	8
Cheyenne Connector, LLC	4	5
Mont Belvieu Enterprise Fractionator	(1)	1
Other	1	1
Total distributions from unconsolidated affiliates	$168	$168

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three Months Ended March 31, 2023
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	—	333	—	312	—
Southern Hills pipeline	950	—	128	—	115	—
Front Range pipeline	450	—	87	—	76	—
Texas Express pipeline	600	—	37	—	23	—
Other NGL pipelines (a)	1,050	—	310	—	197	—
Gulf Coast Express pipeline	500	—	—	0.50	—	0.50
Guadalupe pipeline	600	—	—	0.25	—	0.27
Cheyenne Connector	70	—	—	0.30	—	0.31
Mont Belvieu fractionators	—	2	—	—	—	—
Pipelines total	5,620	2	895	1.05	723	1.08
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended March 31,		Variance 2023 vs. 2022
	2023	2022	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,330	$3,185	$(855)	(27%)
Transportation, processing and other	19	19	—	—%
Trading and marketing gains (losses), net	43	(41)	84	*
Total operating revenues	2,392	3,163	(771)	(24%)
Purchases and related costs	(2,338)	(3,147)	(809)	(26%)
Operating and maintenance expense	(9)	(8)	1	13%
Depreciation and amortization expense	(2)	(3)	(1)	(33%)
General and administrative expense	(2)	(1)	1	*
Earnings from unconsolidated affiliates (a)	154	137	17	12%
Segment net income attributable to partners	$195	$141	$54	38%
Other data:
Segment adjusted gross margin (b)	$54	$16	$38	*
Non-cash commodity derivative mark-to-market	$(5)	$(45)	$40	89%
NGL pipelines throughput (MBbls/d) (c)	723	682	41	6%
Gas pipelines throughput (TBtu/d) (c)	1.08	1.04	0.04	4%
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

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Total Operating Revenues — Total operating revenues decreased $771 million in 2023 compared to 2022, primarily as a result of the following:
•$1,040 million decrease as a result of lower commodity prices before the impact of derivative activity.
This decrease was partially offset by:
•$185 million increase attributable to higher gas and NGL volumes; and
•$84 million increase as a result of commodity derivative activity attributable to a decrease in realized cash settlement losses of $124 million, partially offset by an increase in unrealized commodity derivative losses of $40 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs decreased $809 million in 2023 compared to 2022, for the reasons discussed above.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2023 compared to 2022 primarily as a result of a higher throughput volumes on the Sand Hills pipeline and higher NGL pipeline tariffs.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $38 million in 2023 compared to 2022, primarily as a result of the following:
•$37 million increase as a result of commodity derivative activity on gas pipelines; and
•$14 million increase as a result of improved gas storage margins.
These increases were partially offset by:
•$13 million decrease as a result of unfavorable NGL marketing activity contract settlement.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2023 compared to 2022 due to increased volumes on the Sand Hills pipeline.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended March 31, 2023
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,575	157
Midcontinent	6	23,000	1,110	803	62
Permian	10	15,000	1,220	1,091	134
South	7	6,500	1,630	1,004	66
Total	36	48,000	5,540	4,473	419
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended March 31,		Variance 2023 vs. 2022
	2023	2022	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,578	$2,164	$(586)	(27%)
Transportation, processing and other	144	136	8	6%
Trading and marketing gains (losses), net	44	(194)	238	*
Total operating revenues	1,766	2,106	(340)	(16%)
Purchases and related costs	(1,322)	(1,822)	(500)	(27%)
Operating and maintenance expense	(182)	(140)	42	30%
Depreciation and amortization expense	(84)	(81)	3	4%
General and administrative expense	(4)	(4)	—	—%
Gain on sale of assets, net	—	7	(7)	*
Earnings from unconsolidated affiliates (a)	6	6	—	—%
Segment net income	180	72	108	*
Segment net income attributable to noncontrolling interests	(1)	(1)	—	—%
Segment net income attributable to partners	$179	$71	$108	*
Other data:
Segment adjusted gross margin (b)	$444	$284	$160	56%
Non-cash commodity derivative mark-to-market	$45	$(131)	$176	*
Natural gas wellhead (MMcf/d) (c)	4,473	4,110	363	9%
NGL gross production (MBbls/d) (c)	419	402	17	4%
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
(c) For entities not wholly owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Total Operating Revenues — Total operating revenues decreased $340 million in 2023 compared to 2022, primarily as a result of the following:
•$739 million decrease attributable to lower commodity prices, before the impact of derivative activity.
This decrease was partially offset by:
•$238 million increase as a result of commodity derivative activity attributable to a $176 million increase in unrealized commodity derivative gains and an increase in realized cash settlement gains of $62 million due to movements in forward prices of commodities in 2023;
•$153 million increase as a result of higher volumes in all regions; and
•$8 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $500 million in 2023 compared to 2022, primarily as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2023 compared to 2022 largely due to higher base costs primarily in the Permian region and higher reliability and pipeline integrity spend.
Gain on Sale of Assets, net — The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $160 million in 2023 compared to 2022, primarily as a result of the following:
•$238 million increase as a result of favorable commodity derivative activity attributable to our corporate equity hedge program as discussed above; and
•$4 million increase due to higher volumes in the Permian, South and DJ Basin, and improved performance in the Permian region, partially offset by lower margins in the South, DJ Basin and Midcontinent regions.
These increases were partially offset by:
•$82 million decrease as a result of lower commodity prices.
Natural Gas Wellhead — Natural gas wellhead increased in 2023 compared to 2022 due to increased volumes in the South region, Permian region, and DJ Basin.
NGL Gross Production — NGL gross production increased in 2023 compared to 2022 due to increased volumes in the Permian region and DJ Basin.

Liquidity and Capital Resources
We expect our sources of liquidity to include:
•cash generated from operations;
•cash distributions from our unconsolidated affiliates;
•borrowings under our Credit Agreement and Securitization Facility;
•proceeds from asset rationalization;
•debt offerings; and
•borrowings under term loans, or other credit facilities.
We anticipate our more significant uses of resources to include:
•quarterly distributions to our common unitholders and distributions to our preferred unitholders;
•payments to service or retire our debt or Preferred Units;
•capital expenditures; and
•contributions to our unconsolidated affiliates to finance our share of their capital expenditures.
We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditures and quarterly cash distributions.
We routinely evaluate opportunities for strategic investments or acquisitions. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both debt and equity instruments as vehicles for the long-term financing of our investment activities or acquisitions.
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
Senior Notes —On March 15, 2023, we repaid, at par, all $500 million of aggregate principal amount outstanding of our 3.875% Senior Notes due March 15, 2023 using borrowings under our Credit Facility and Securitization Facility.

Credit Agreement — We are party to a Credit Agreement that provides up to $1.4 billion of borrowing capacity and bears interest at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating. The Credit Agreement matures on March 18, 2027.

As of March 31, 2023, we had unused borrowing capacity of $1,173 million, net of $225 million of outstanding borrowings and $2 million letters of credit, under the Credit Agreement, of which at least $1,173 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. As of April 28, 2023, we had unused borrowing capacity of $1,173 million, net of $225 million of outstanding borrowings and $2 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.
Accounts Receivable Securitization Facility — As of March 31, 2023, we had $350 million of outstanding borrowings under the Securitization Facility at SOFR market index rates plus a margin.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the three months ended March 31, 2023, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.

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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $67 million and $80 million as of March 31, 2023 and December 31, 2022, respectively;
•Balances related to debt of $4.549 billion and $4.823 billion as of March 31, 2023 and December 31, 2022, respectively; and
•Interest expense, net of $66 million and $69 million for the three months ended March 31, 2023 and 2022, respectively.

Commodity Swaps and Collateral — Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. For additional information regarding our derivative activities, please read Item 3. “Quantitative and Qualitative Disclosures about Market Risk” contained therein.
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
We had working capital deficits of $119 million and $802 million as of March 31, 2023 and December 31, 2022, respectively, driven by current maturities of long term debt of $7 million and $506 million, respectively. We had net derivative working capital surplus of $19 million and deficit of $8 million as of March 31, 2023 and December 31, 2022, respectively.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
Net cash provided by operating activities	$135	$189
Net cash used in investing activities	$(72)	$(8)
Net cash used in financing activities	$(64)	$(181)

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Operating Activities — Net cash provided by operating activities decreased $54 million in 2023 compared to the same period in 2022. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities increased $64 million in 2023 compared to the same period in 2022, primarily as a result of an increase in capital expenditures, partially offset by a return of capital from an investment.
Financing Activities — Net cash used in financing activities decreased $117 million in 2023 compared to the same period in 2022, primarily as a result of lower net payments of debt.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, asset retirement obligations, and other long-term liabilities. See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 "Financial Statements" for amounts outstanding on March 31, 2023, related to debt. Lease and asset retirement obligations are not materially different from what was disclosed in Notes 14 and 15, respectively, to the Consolidated Financial Statements included in Item 8 "Financial Statements" in Part II of form 10-K for the year ended December 31, 2022.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $90 million and $81 million during the three months ended March 31, 2023 and 2022, respectively.
On April 19, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.43 per common unit. The distribution will be paid on May 15, 2023 to unitholders of record on May 1, 2023.
Also on April 19, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distribution will be paid on June 15, 2023 to unitholders of record on June 1, 2023. The Series C distribution will be paid on July 17, 2023 to unitholders of record on July 3, 2023.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 10. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements”.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2023	2022
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$2,726	$3,375
Cost of revenues
Purchases and related costs	1,852	2,719
Purchases and related costs from affiliates	97	99
Transportation and related costs from affiliates	279	257
Depreciation and amortization expense	90	90
Gross margin	408	210
Depreciation and amortization expense	90	90
Adjusted gross margin	$498	$300

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$2,392	$3,163
Cost of revenues
Purchases and related costs	2,338	3,147
Depreciation and amortization expense	2	3
Segment gross margin	52	13
Depreciation and amortization expense	2	3
Segment adjusted gross margin	$54	$16

Gathering and Processing segment:
Operating revenues	$1,766	$2,106
Cost of revenues
Purchases and related costs	1,322	1,822
Depreciation and amortization expense	84	81
Segment gross margin	360	203
Depreciation and amortization expense	84	81
Segment adjusted gross margin	$444	$284

	Three Months Ended March 31,
	2023	2022
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$195	$141
Non-cash commodity derivative mark-to-market	5	45
Depreciation and amortization expense, net of noncontrolling interest	2	3
Distributions from unconsolidated affiliates, net of earnings	3	23
Adjusted segment EBITDA	$205	$212

Gathering and Processing segment:
Segment net income attributable to partners	$179	$71
Non-cash commodity derivative mark-to-market	(45)	131
Depreciation and amortization expense, net of noncontrolling interest	84	81
Distributions from unconsolidated affiliates, net of earnings	5	2
Gain on sale of assets, net	—	(7)
Adjusted segment EBITDA	$223	$278

(a) We recognized $22 million of lower of cost or net realizable value adjustment for the three months ended March 31, 2023. We recognized no lower of cost or net realizable value adjustment for the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Critical Accounting Estimates" within Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data" included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2023 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our sensitivities for 2023 as shown in the table below are estimated based on our average estimated commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.
Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$10
Natural gas prices	$0.10	MMBtu	$6
Crude oil prices	$1.00	Barrel	$5
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of March 31, 2023:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

March 31, 2023	Natural Gas	11,374,264	MMBtu	$19	$1.64/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

April 2023 — January 2024	Natural Gas	(19,852,500)	MMBtu	$8	$2.14-$5.98/MMBtu
April 2023 — October 2023	Natural Gas	9,922,500	MMBtu	$(5)	$1.99-$5.20/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of March 31, 2023:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
April 2023 — Decemeber 2025	Natural Gas	(50,400,000)	MMBtu	$8	$0.01-$0.13/MMBtu
April 2023 — October 2026	Natural Gas	48,577,500	MMBtu	$(34)	$0.16-$0.64/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s interim principal executive and interim principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 and (b) Note 12 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1 million or more.

Item 1A. Risk Factors
An investment in our securities involves various risks. When considering an investment in us, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits

Exhibit Number		Description
2.1	*+
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

10.1	+	Form of Terms and Conditions for Performance Share Program Award
10.2	+	Form of Terms and Conditions for Stock Option Program Award
10.3	+	Form of Terms and Conditions for Restricted Stock Program Award
10.4	+#	Letter of Agreement between Phillips 66 and Donald A. Baldridge
10.5	+	Letter of Agreement between Phillips 66 and Bill L. Johnson
10.6	+	Letter of Agreement between Phillips 66 and George R. Green
10.7	*+
2022 Omnibus Stock and Performance Incentive Plan of Phillips 66 (attached as Appendix A to Phillips 66’s Definitive Proxy Statement on Schedule 14A (File No. 001-35349) Filed with the SEC on March 31, 2022)

22		List of Guaranteed Securities
31.1		Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2023, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.
#    Pursuant to Item 601(b)(10)(iv) of Regulation S-K, the Partnership agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: May 4, 2023	By:	/s/ Donald A. Baldridge
		Name:	Donald A. Baldridge
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Scott R. Delmoro
		Name:	Scott R. Delmoro
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)