Form 10-Q
period 2023-06-30
DCP Midstream, LP
filed 2023-08-04
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 28, 2023, there were 208,677,458 common units representing limited partnership interests outstanding.
1

 DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our Credit Facility
Credit Facility	Our $1.4 billion unsecured revolving credit facility, maturing March 18, 2027
DCP Receivables	DCP Receivables LLC
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
Intercompany Credit Agreement	Intercompany Credit Agreement with Phillips 66
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
SOFR	Secured Overnight Financing Rate
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” and can be identified by the use of forward-looking words, such as “may,” “could,” “should,” “intend,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.
All statements that are not statements of historical facts, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.
These forward-looking statements reflect our current intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in these forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including the following risks and uncertainties:
•conflicts of interest may exist between our individual Series C preferred unitholders and Phillips 66, which has the authority to conduct, direct and manage the activities of DCP Midstream, LLC associated with the Partnership and our general partner;
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
•our cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates, our ability to comply with the covenants in our Credit Agreement or other credit facilities, and the indentures governing our notes, as well as our ability to maintain our credit ratings;
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
•our ability to hire, train, and retain qualified personnel to execute our business strategy;
•the success of our ongoing integration with Phillips 66;
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
In light of these risks, uncertainties and assumptions, the events described in our forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. The forward-looking statements in this report speak as of the filing date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities laws.

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$5	$1

Accounts receivable:
Trade, net of allowance for credit losses of $3 and $2 million, respectively	438	995
Affiliates	425	360
Other	2	3
Inventories	41	83
Unrealized gains on derivative instruments	60	140
Collateral cash deposits	3	93
Other	28	27
Total current assets	1,002	1,702
Property, plant and equipment, net	7,733	7,763
Intangible assets, net	32	34
Investments in unconsolidated affiliates	3,416	3,475
Unrealized gains on derivative instruments	17	26
Operating lease assets	109	112
Other long-term assets	183	222
Total assets	$12,492	$13,334
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$517	$1,199
Affiliates	253	255
Other	30	29
Current debt	7	506
Unrealized losses on derivative instruments	36	148
Accrued interest	71	78
Accrued taxes	51	58
Accrued wages and benefits	32	72
Capital spending accrual	8	22
Other	139	137
Total current liabilities	1,144	2,504
Long-term debt	4,901	4,357
Long-term debt - related party	100	—
Unrealized losses on derivative instruments	13	35
Deferred income taxes	33	33
Operating lease liabilities	97	95
Other long-term liabilities	221	274
Total liabilities	6,509	7,298
Commitments and contingent liabilities (see note 13)
Equity:
Series B preferred limited partners (0 and 6,450,000 preferred units authorized, issued and outstanding, respectively)	—	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,677,458 and 208,396,558 common units authorized, issued and outstanding, respectively)	5,859	5,755
Accumulated other comprehensive loss	(6)	(6)
Total partners’ equity	5,959	6,011
Noncontrolling interests	24	25
Total equity	5,983	6,036
Total liabilities and equity	$12,492	$13,334

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$762	$2,880	$2,505	$5,208
Sales of natural gas, NGLs and condensate to affiliates	911	1,219	1,644	2,346
Transportation, processing and other	148	184	311	339
Trading and marketing gains (losses), net	20	(14)	107	(249)
Total operating revenues	1,841	4,269	4,567	7,644
Operating costs and expenses:
Purchases and related costs	1,112	3,269	2,964	5,988
Purchases and related costs from affiliates	12	100	109	199
Transportation and related costs from affiliates	288	275	567	532
Operating and maintenance expense	229	189	426	341
Depreciation and amortization expense	91	90	181	180
General and administrative expense	68	65	148	120
Asset impairments	—	1	—	1
Other income, net	—	(8)	—	(8)
Loss (gain) on sale of assets, net	3	—	3	(7)
Restructuring costs	16	—	26	—
Total operating costs and expenses	1,819	3,981	4,424	7,346
Operating income	22	288	143	298
Earnings from unconsolidated affiliates	148	168	308	311
Interest expense, net	(75)	(70)	(143)	(141)
Income before income taxes	95	386	308	468
Income tax expense	—	(2)	(1)	(3)
Net income	95	384	307	465
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to partners	94	383	305	463
Series A preferred limited partners' interest in net income	—	(9)	—	(18)
Series B preferred limited partners' interest in net income	(3)	(3)	(6)	(6)
Series C preferred limited partners' interest in net income	(2)	(3)	(4)	(5)
Redemption of Series B preferred limited partners' units	(5)	—	(5)	—
Net income allocable to limited partners	$84	$368	$290	$434
Net income per limited partner unit — basic and diluted	$0.40	$1.77	$1.39	$2.08
Weighted-average limited partner units outstanding — basic	208.7	208.4	208.6	208.4
Weighted-average limited partner units outstanding — diluted	208.7	208.5	208.6	208.6
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Net income	$95	$384	$307	$465
Other comprehensive income:
Total other comprehensive income	—	—	—	—
Total comprehensive income	95	384	307	465
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income attributable to partners	$94	$383	$305	$463
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2023	2022
	(millions)
OPERATING ACTIVITIES:
Net income	$307	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	181	180
Earnings from unconsolidated affiliates	(308)	(311)
Distributions from unconsolidated affiliates	360	369
Net unrealized (gains) losses on derivative instruments	(47)	75
Asset impairments	—	1
Loss (gain) on sale of assets, net	3	(7)
Other, net	39	14
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	492	(624)
Inventories	20	(31)
Accounts payable	(693)	606
Other assets and liabilities	15	(163)
Net cash provided by operating activities	369	574
INVESTING ACTIVITIES:
Capital expenditures	(163)	(60)
Acquisition	—	(16)
Investments in unconsolidated affiliates	(1)	(1)
Distribution from unconsolidated affiliate	9	—
Proceeds from sale of assets	4	16
Net cash used in investing activities	(151)	(61)
FINANCING ACTIVITIES:
Proceeds from debt	2,576	2,690
Payments of debt	(2,441)	(2,998)
Distributions to preferred limited partners	(10)	(29)
Distributions to limited partners and general partner	(179)	(163)
Distributions to noncontrolling interests	(3)	(2)
Redemption of preferred shares	(161)	—
Debt issuance costs	—	(4)
Net cash used in financing activities	(218)	(506)
Net change in cash, cash equivalents and restricted cash	—	7
Cash, cash equivalents and restricted cash, beginning of period	5	1
Cash, cash equivalents and restricted cash, end of period	$5	$8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partner's Equity
	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2023	$156	$106	$5,755	$(6)	$25	$6,036
Net income	3	2	206	—	1	212
Distributions to unitholders	(3)	(2)	(90)	—	—	(95)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Equity based compensation	—	—	(3)	—	—	(3)
Balance, March 31, 2023	$156	$106	$5,868	$(6)	$24	$6,148
Net income	3	2	89	—	1	95
Redemption of Series B preferred limited partners' units	(156)	—	(5)	—	—	(161)
Distributions to unitholders	(3)	(2)	(89)	—	—	(94)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Equity based compensation	—	—	(4)	—	—	(4)
Balance, June 30, 2023	$—	$106	$5,859	$(6)	$24	$5,983
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
Three and Six Months Ended June 30, 2023 and 2022
(unaudited)

1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or “us,” “we,” “our” or the “Partnership” is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Logistics and Marketing and Gathering and Processing segments. For additional information regarding these segments, see Note 15 "Business Segments" in the Notes to the Condensed Consolidated Financial Statements in Item 1. "Financial Statements".
Our operations and activities are managed by our general partner, DCP Midstream GP, LP (“GP LP”), which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. Phillips 66 has the authority to conduct, direct and manage the activities of DCP Midstream, LLC associated with the Partnership and our general partner, and, therefore, effectively controls our business and affairs.
On January 5, 2023, the Partnership, GP LP, the General Partner, Phillips 66, Phillips 66 Project Development Inc., a Delaware corporation and indirect wholly owned subsidiary of Phillips 66 (“PDI”), and Dynamo Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PDI (“Merger Sub”), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as a Delaware limited partnership (the “Merger”). The Merger was completed on June 15, 2023 in accordance with the terms of the Merger Agreement.
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common unit representing a limited partner interest in the Partnership (each, a “Common Unit”) issued and outstanding as of immediately prior to the Effective Time (other than the Sponsor Owned Units, as defined below) (each, a “Public Common Unit”) was converted into the right to receive $41.75 per Public Common Unit in cash, without any interest thereon (the “Merger Consideration”). The Common Units owned by DCP Midstream, LLC and the General Partner (collectively, the “Sponsor Owned Units”) were unaffected by the Merger and remained outstanding immediately following the Merger as Common Units of the Partnership. Following the Merger, the Common Units were delisted from the New York Stock Exchange (“NYSE”) and a Form 15 has been filed to deregister the Common Units under the Securities Exchange Act of 1934, as amended.
As a result of the Merger, Phillips 66’s economic interest in the Partnership increased from 43.3% to approximately 86.8%. Enbridge's economic interest in the Partnership was unchanged, and remains at approximately 13.2%.
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

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended June 30, 2023
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$418	$343	$(321)	$440
Sales of NGLs and condensate (a)	1,106	778	(651)	1,233
Transportation, processing and other	18	130	—	148
Trading and marketing gains (losses), net (b)	19	1	—	20
Total operating revenues	$1,561	$1,252	$(972)	$1,841

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,220	$1,023	$(990)	$1,253
Sales of NGLs and condensate (a)	2,634	1,676	(1,414)	2,896
Transportation, processing and other	37	274	—	311
Trading and marketing gains, net (b)	62	45	—	107
Total operating revenues	$3,953	$3,018	$(2,404)	$4,567
(a)    Includes $444 million and $923 million for the three and six months ended June 30, 2023, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and six months ended June 30, 2023, these revenues are net of $868 million and $1,593 million, respectively, of buy-sell purchases related to buy-sell revenues of $954 million and $1,751 million, respectively, which are not within the scope of Topic 606.
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
(a)    Includes $708 million and $1,384 million for the three and six months ended June 30, 2022, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and six months ended June 30, 2022, these revenues are net of $1,005 million and $1,761 million, respectively, of buy-sell purchases related to buy-sell revenues of $1,089 million and $1,940 million, respectively, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.

The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $349 million as of June 30, 2023. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of June 30, 2023. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

3. Agreements and Transactions with Affiliates
Phillips 66 Intercompany Credit Agreement
We entered into an Intercompany Credit Agreement with Phillips 66 on June 15, 2023. For more information regarding the terms and conditions of the Intercompany Credit Agreement, see Note 8 "Debt" in the Notes to the Condensed Consolidated Financial Statements in Item 1. "Financial Statements".
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
The following table summarizes employee related costs that were charged by DCP Midstream, LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$46	$42	$89	$82
General and administrative expense	$29	$42	$87	$75
Restructuring costs	$16	$—	$26	$—

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$896	$1,197	1197	$1,600	$2,292
Purchases and related costs from affiliates	$2	$65		$77	$127
Transportation and related costs from affiliates	$46	$47		$87	$90
Operating and maintenance and general administrative expenses	$6	$4		$10	$7
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1	$(2)		$2	$(2)
Purchases and related costs from affiliates	$—	$—		$—	$13
Transportation and related costs from affiliates	$1	$1		$1	$1
Operating and maintenance and general administrative expenses	$1	$—		$1	$—
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$14	$24		$42	$56
Transportation, processing, and other to affiliates	$4	$3		$8	$7
Purchases and related costs from affiliates	$10	$35		$32	$59
Transportation and related costs from affiliates	$241	$227		$479	$441

 We had balances with affiliates as follows:

	June 30, 2023	December 31, 2022
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$398	$343
Other assets	$7	$1
Accounts payable	$163	$167
Accrued wages and benefits	$32	$—
Other liabilities	$28	$—
Long-term debt	$100	$—
Enbridge (including its affiliates):
Accounts receivable	$—	$1
Accounts payable	$—	$1
Unconsolidated affiliates:
Accounts receivable	$27	$16
Accounts payable	$90	$87

4. Inventories
Inventories were as follows:

	June 30, 2023	December 31, 2022
	(millions)
Natural gas	$20	$47
NGLs	21	36
Total inventories	$41	$83

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

We recognize the lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized zero and $22 million lower of cost or net realizable value adjustments for the three and six months ended June 30, 2023, respectively. We recognized no lower of cost or net realizable value adjustments for the three and six months ended June 30, 2022.

5. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2023	December 31, 2022
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,955	$7,865
Processing, storage and terminal facilities	35 — 60 Years	5,175	5,138
Other	3 — 30 Years	545	563
Finance lease assets	5 — 35 Years	32	32
Construction work in progress		196	183
Property, plant and equipment		13,903	13,781
Accumulated depreciation		(6,170)	(6,018)
Property, plant and equipment, net		$7,733	$7,763
Construction projects with capitalized interest were immaterial during the six months ended June 30, 2023 and 2022.
Depreciation expense was $90 million and $88 million for the three months ended June 30, 2023 and 2022, respectively, and $179 million and $177 million for the six months ended June 30, 2023 and 2022, respectively.

6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2023	December 31, 2022
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,637	$1,653
DCP Southern Hills Pipeline, LLC	66.67%	705	713
Gulf Coast Express LLC	25.00%	392	408
Front Range Pipeline LLC	33.33%	187	191
Texas Express Pipeline LLC	10.00%	88	91
Mont Belvieu 1 Fractionator	20.00%	9	7
Discovery Producer Services LLC	40.00%	208	219
Cheyenne Connector, LLC	50.00%	141	143
Mont Belvieu Enterprise Fractionator	12.50%	28	28
Other	Various	21	22
Total investments in unconsolidated affiliates		$3,416	$3,475

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
DCP Sand Hills Pipeline, LLC	$78	$104	$165	$175
DCP Southern Hills Pipeline, LLC	27	21	52	45
Gulf Coast Express LLC	18	16	35	32
Front Range Pipeline LLC	11	11	22	21
Texas Express Pipeline LLC	5	5	10	10
Mont Belvieu 1 Fractionator	4	3	8	7
Discovery Producer Services LLC	1	3	7	9
Cheyenne Connector, LLC	3	3	6	7
Mont Belvieu Enterprise Fractionator	1	2	2	4
Other	—	—	1	1
Total earnings from unconsolidated affiliates	$148	$168	$308	$311
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)		(millions)
Statements of operations:
Operating revenue	$541	$626	$1,136	$1,189
Operating expenses	$214	$246	$436	$463
Net income	$328	$380	$707	$724

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
Three and Six Months Ended June 30, 2023 and 2022

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
The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$1	$49	$10	$60	$2	$121	$17	$140
Short-term investments (a)	$—	$—	$—	$—	$—	$1	$—	$1
Long-term assets:
Commodity derivatives	$—	$16	$1	$17	$—	$23	$3	$26
Investments in marketable securities (a)	$—	$—	$—	$—	$42	$—	$—	$42
Current liabilities:
Commodity derivatives	$(1)	$(31)	$(4)	$(36)	$(4)	$(142)	$(2)	$(148)
Long-term liabilities:
Commodity derivatives	$—	$(12)	$(1)	$(13)	$—	$(32)	$(3)	$(35)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

(a) zero and $1 million recorded within "Other" current assets and zero and $42 million recorded within "Other long-term assets" as of June 30, 2023 and December 31, 2022, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended June 30, 2023 (a):
Beginning balance	$15	$1	$(1)	$(1)
Net unrealized gains (losses) included in earnings	6	—	(6)	(1)
Transfers out of Level 3	(9)	(1)	4	1
Settlements	(2)	1	(1)	—
Ending balance	$10	$1	$(4)	$(1)
Net unrealized gains (losses) on derivatives still held included in earnings	$4	$—	$(3)	$—
Three months ended June 30, 2022 (a):
Beginning balance	$2	$4	$(10)	$(5)
Net unrealized gains included in earnings	3	2	5	—
Transfers out of Level 3	(1)	—	2	1
Settlements	(1)	—	—	—
Ending balance	$3	$6	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$3	$3	$5	$(6)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Six months ended June 30, 2023 (a):
Beginning balance	$17	$3	$(2)	$(3)
Net unrealized gains (losses) included in earnings	5	—	(2)	1
Transfers out of Level 3	(8)	(2)	1	1
Settlements	(4)	—	(1)	—
Ending balance	$10	$1	$(4)	$(1)
Net unrealized gains (losses) on derivatives still held included in earnings	$6	$1	$(3)	$(1)
Six months ended June 30, 2022 (a):
Beginning balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) included in earnings	3	6	(6)	(6)
Transfers out of Level 3	—	(2)	4	6
Settlements	—	—	2	—
Ending balance	$3	$6	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$3	$4	$(2)	$(3)

(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2023 and 2022.
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

	June 30, 2023
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$10	Market approach	Longer dated forward curve prices	$0.24-$1.29	$0.68	Per gallon
Natural gas	$1	Market approach	Longer dated forward curve prices	$2.73-$4.71	$1.96	Per MMBtu
Liabilities
NGLs	$(4)	Market approach	Longer dated forward curve prices	$0.24-$1.33	$0.81	Per gallon
Natural gas	$(1)	Market approach	Longer dated forward curve prices	$2.73-$4.71	$3.16	Per MMBtu
(a) Unobservable inputs were weighted by the instrument's notional amounts.
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our long-lived assets and equity investments in unconsolidated affiliates. The inputs used to determine such fair value are primarily based upon internally developed cash flow

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.
During the three and six months ended June 30, 2023, we recognized a $10 million impairment associated with an office lease that we vacated and partially sublet as part of our integration with Phillips 66 during the three months ended June 30, 2023. This impairment is recorded within restructuring costs in our condensed consolidated statements of operations and other, net within our condensed consolidated statements of cash flows.
Estimated Fair Value of Financial Instruments
The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value.
We determine the fair value of our fixed-rate senior notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2023 and December 31, 2022, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2023		December 31, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,013	$4,976	$4,874	$4,772
(a) Excludes unamortized issuance costs and finance lease liabilities.

8. Debt
Junior Notes Redemption
On May 19, 2023, we redeemed, at par, prior to maturity all $550 million of aggregate principal amount outstanding of our 5.850% Junior Notes due May 2043, using borrowings under our Credit Facility and Securitization Facility.
Senior Notes Redemption
On March 15, 2023, we repaid, at par, all $500 million of aggregate principal amount outstanding of our 3.875% Senior Notes due March 15, 2023, using borrowings under our Credit Facility and Securitization Facility.
Intercompany Credit Agreement
On June 15, 2023, we and our wholly owned subsidiary, DCP Midstream Operating, LP, entered into a new five-year revolving Intercompany Credit Agreement with Phillips 66, as lender. The Intercompany Credit Agreement provides up to $1 billion of borrowing capacity, with an option to increase the commitment by an aggregate principal amount of up to $500 million, subject to lender approval. At our election, the Intercompany Credit Agreement bears interest at either the adjusted term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating. A ratings-based pricing grid determines our cost of borrowing under the Intercompany Credit Agreement. Indebtedness under the Intercompany Credit Agreement bears interest at either: (1) SOFR, plus an applicable margin of 1.075% based on our current credit rating, plus an adjustment of 0.10%; or (2) (a) the base rate, which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the SOFR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.075% based on our current credit rating. Based on our current credit rating, the Intercompany Credit Agreement incurs an annual facility fee of 0.175%.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

As of June 30, 2023, we had unused borrowing capacity of $900 million, net of $100 million of outstanding borrowings, under the Intercompany Credit Agreement, of which $900 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Intercompany Credit Agreement. Except in the case of a default, amounts borrowed under our Intercompany Credit Agreement will not become due prior to the June 15, 2028 maturity date.
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
As of June 30, 2023, we had unused borrowing capacity of $548 million, net of $850 million of outstanding borrowings and $2 million of letters of credit, under the Credit Agreement, of which $548 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the March 18, 2027 maturity date.
Accounts Receivable Securitization Facility
The Securitization Facility provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR rate and includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables, a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
As of June 30, 2023, DCP Receivables had approximately $785 million of our accounts receivable securing borrowings of $280 million under the Securitization Facility.
The maturities of our debt as of June 30, 2023 are as follows:

Debt Maturities
(millions)
2023	$—
2024	280
2025	825
2026	—
2027	1,350
Thereafter	2,550
Total debt	$5,005

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

Collateral
As of June 30, 2023, we had cash deposits of $3 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of June 30, 2023, we held letters of credit of $23 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	June 30, 2023			December 31, 2022
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$77	$(8)	$69	$166	$—	$166
Liabilities:
Commodity derivatives	$(49)	$8	$(41)	$(183)	$—	$(183)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2023 and December 31, 2022.

Balance Sheet Line Item	June 30, 2023	December 31, 2022	Balance Sheet Line Item	June 30, 2023	December 31, 2022
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$60	$140	Unrealized losses on derivative instruments — current	$(36)	$(148)
Unrealized gains on derivative instruments — long-term	17	26	Unrealized losses on derivative instruments — long-term	(13)	(35)
Total	$77	$166	Total	$(49)	$(183)
For the six months ended June 30, 2023 and 2022, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)		(millions)
Realized gains (losses)	$13	$(115)	$60	$(174)
Unrealized gains (losses)	7	101	47	(75)
Trading and marketing gains (losses), net	$20	$(14)	$107	$(249)
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

	June 30, 2023
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2023	—	(16,830,500)	(2,750,000)	1,280,000
2024	—	(15,966,800)	—	(235,000)
2025	—	(4,140,000)	—	2,985,000
2026	—	—	—	535,000

	June 30, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2022	(849,000)	(42,566,900)	(5,347,476)	(2,915,000)
2023	(1,526,000)	(26,655,000)	(4,281,200)	(16,572,500)
2024	(720,000)	(8,235,000)	(1,337,000)	(5,940,000)
2025	—	(7,300,000)	(1,441,000)	(980,000)
2026	—	—	(1,440,000)	535,000
2027	—	—	(600,000)	—

10. Partnership Equity and Distributions
Common Units — Following the completion of the Merger on June 15, 2023, all of the Common Units of the Partnership are owned by DCP Midstream, LLC, DCP Midstream GP, LP and Phillips 66 Project Development Inc., an indirect wholly owned subsidiary of Phillips 66. Former holders of Public Common Units ceased to have any rights as holders of Common Units at the Effective Time, other than the right to receive the Merger Consideration in accordance with the Merger Agreement. The Common Units were delisted from the NYSE and we filed to suspend our reporting obligations with respect to the Common Units under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.
Preferred Units — On June 15, 2023 we paid $161 million to redeem in full the outstanding Series B Preferred Units at a redemption price of $25 per unit using cash on hand and borrowings under our Securitization Facility. The difference between the redemption price of the Series B Preferred Units and the carrying value on the balance sheet resulted in an approximately $5 million reduction to net income allocable to limited partners. The carrying value represented the original issuance proceeds, net of underwriting fees and offering costs for the Series B Preferred Units. Following the redemption, the Series B Preferred Units

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

were delisted from the NYSE and we filed to suspend our reporting obligations with respect to the Series B Preferred Units under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.
Distributions — The following table presents our cash distributions paid in 2023:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
May 15, 2023	$0.43	$89
February 14, 2023	$0.43	$90

Distributions to Series B Preferred unitholders
June 15, 2023	$0.4922	$3
March 15, 2023	$0.4922	$3

Distributions to Series C Preferred unitholders
April 17, 2023	$0.4969	$2
January 17, 2023	$0.4969	$2

11. Equity-Based Compensation

As of December 31, 2022, we had 327,190 Strategic Performance Units ("SPUs") and 532,432 Phantom Units outstanding. Pursuant to the terms of the Merger Agreement, the majority of these SPUs and Phantom Units were forfeited and as of June 30, 2023, there were an immaterial number of SPUs and Phantom Units outstanding.

12. Net Income or Loss per Limited Partner Unit
Prior to June 15, 2023, we had restricted phantom units outstanding, and we had the ability to elect to settle certain of the restricted phantom units in either cash or common units at our discretion. As of June 30, 2023, there were no outstanding equity classified restricted phantom units.
Basic and diluted net income per limited partner unit was calculated as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions, except per unit amounts)

Net income allocable to limited partners	$84	$368	$290	$434
Weighted average limited partner units outstanding, basic	208,662,361	208,379,466	208,609,415	208,381,451
Dilutive effects of nonvested restricted phantom units	8,327	142,150	24,353	235,749
Weighted average limited partner units outstanding, diluted	208,670,688	208,521,616	208,633,768	208,617,200
Net income per limited partner unit, basic and diluted	$0.40	$1.77	$1.39	$2.08

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

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
Three and Six Months Ended June 30, 2023 and 2022

although we do not believe that resolution of this matter would have a material adverse effect on our results of operations, financial position, or cash flows.

14. Restructuring Costs

We undertook restructuring actions, as well as other transformation and integration efforts, as part of our integration with Phillips 66. During the three and six months ended June 30, 2023, we incurred $16 million and $26 million, respectively, in impairment, severance and other employee related costs.

The following table presents a rollforward of the Company's restructuring liability as of June 30, 2023, which is primarily included in Other current liabilities in the condensed consolidated balance sheets:

(millions)
Balance as of January 1, 2023	$15
Severance and employee related charges	16
Cash payments	(30)
Balance as of June 30, 2023	$1

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our segment information:
Three Months Ended June 30, 2023

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,561	$1,252	$—	$(972)	$1,841
Adjusted gross margin (a)	$58	$371	$—	$—	$429
Operating and maintenance expense	(8)	(216)	(5)	—	(229)
General and administrative expense	(1)	(4)	(63)	—	(68)
Depreciation and amortization expense	(4)	(84)	(3)	—	(91)
Loss on sale of assets, net	—	(3)	—	—	(3)
Restructuring costs	—	—	(16)	—	(16)
Earnings from unconsolidated affiliates	147	1	—	—	148
Interest expense	—	—	(75)	—	(75)
Net income (loss)	$192	$65	$(162)	$—	$95
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$192	$64	$(162)	$—	$94
Non-cash derivative mark-to-market	$17	$(10)	$—	$—	$7
Capital expenditures	$1	$81	$—	$—	$82

Six Months Ended June 30, 2023:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,953	$3,018	$—	$(2,404)	$4,567
Adjusted gross margin (a)	$112	$815	$—	$—	$927
Operating and maintenance expense	(17)	(398)	(11)	—	(426)
General and administrative expense	(3)	(8)	(137)	—	(148)
Depreciation and amortization expense	(6)	(168)	(7)	—	(181)
Loss on sale of assets, net	—	(3)	—	—	(3)
Restructuring costs	—	—	(26)	—	(26)
Earnings from unconsolidated affiliates	301	7	—	—	308
Interest expense	—	—	(143)	—	(143)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$387	$245	$(325)	$—	$307
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$387	$243	$(325)	$—	$305
Non-cash derivative mark-to-market	$12	$35	$—	$—	$47
Non-cash lower of cost or net realizable value adjustments	$22	$—	$—	$—	$22
Capital expenditures	$1	$160	$2	$—	$163

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

Three Months Ended June 30, 2022

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,789	$2,967	$—	$(2,487)	$4,269
Adjusted gross margin (a)	$40	$585	$—	$—	$625
Operating and maintenance expense	(9)	(175)	(5)	—	(189)
General and administrative expense	(2)	(5)	(58)	—	(65)
Depreciation and amortization expense	(3)	(82)	(5)	—	(90)
Asset impairments	—	(1)	—	—	(1)
Other income (expense), net	10	(2)	—	—	8
Earnings from unconsolidated affiliates	165	3	—	—	168
Interest expense	—	—	(70)	—	(70)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$201	$323	$(140)	$—	$384
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$201	$322	$(140)	$—	$383
Non-cash derivative mark-to-market	$26	$75	$—	$—	$101
Capital expenditures	$4	$31	$2	$—	$37
Investments in unconsolidated affiliates, net	$—	$—	$—	$—	$—

Six Months Ended June 30, 2022:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,952	$5,073	$—	$(4,381)	$7,644
Adjusted gross margin (a)	$56	$869	$—	$—	$925
Operating and maintenance expense	(17)	(315)	(9)	—	(341)
General and administrative expense	(3)	(9)	(108)	—	(120)
Depreciation and amortization expense	(6)	(163)	(11)	—	(180)
Asset impairments	—	(1)	—	—	(1)
Other income (expense), net	10	(2)	—	—	8
Gain on sale of assets, net	—	7	—	—	7
Earnings from unconsolidated affiliates	302	9	—	—	311
Interest expense	—	—	(141)	—	(141)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$342	$395	$(272)	$—	$465
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$342	$393	$(272)	$—	$463
Non-cash derivative mark-to-market	$(19)	$(56)	$—	$—	$(75)
Capital expenditures	$6	$51	$3	$—	$60
Investments in unconsolidated affiliates, net	$—	$1	$—	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2023 and 2022

	June 30,	December 31,
	2023	2022
	(millions)
Segment long-term assets:
Gathering and Processing	$7,573	$7,594
Logistics and Marketing	3,754	3,814
Other (b)	163	224
Total long-term assets	11,490	11,632
Current assets	1,002	1,702
Total assets	$12,492	$13,334

(a) Adjusted gross margin consists of total operating revenues, including commodity derivative activity, less purchases and related costs. Adjusted gross margin is viewed as a non-GAAP financial measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or gross margin as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to similarly titled measures of other companies because other entities may not calculate adjusted gross margin in the same manner.
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets.

16. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$145	$138
Cash paid for income taxes, net of income tax refunds	$2	$—
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$24	$12
Other non-cash changes in property, plant and equipment	$—	$(2)
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$22	$14

17. Subsequent Events
Distributions — On July 14, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our Common Units of $0.43 per Common Unit. The distribution will be paid on August 11, 2023 to unitholders of record on July 31, 2023.
Also on July 14, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series C Preferred Units of $0.4969 per unit. The Series C distribution will be paid on October 16, 2023 to unitholders of record on October 2, 2023.

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
Completion of Merger with Phillips 66
On June 15, 2023, pursuant to the terms of the previously disclosed Agreement and Plan of Merger, dated as of January 5, 2023 (the “Merger Agreement”), by and among the Partnership, DCP Midstream GP, LP, the general partner of the Partnership (the “General Partner”), DCP Midstream GP, LLC, the general partner of the General Partner, Phillips 66, Phillips 66 Project Development Inc., an indirect wholly owned subsidiary of Phillips 66 (“PDI”), and Dynamo Merger Sub LLC, a wholly owned subsidiary of PDI (“Merger Sub”), Merger Sub merged with and into the Partnership, with the Partnership surviving as a Delaware limited partnership (the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common unit representing a limited partner interest in the Partnership (each, a “Common Unit”) issued and outstanding as of immediately prior to the Effective Time (other than the Sponsor Owned Units, as defined below) (each, a “Public Common Unit”) was converted into the right to receive $41.75 per Public Common Unit in cash, without any interest thereon (the “Merger Consideration”). The Common Units owned by DCP Midstream, LLC and the General Partner (collectively, the “Sponsor Owned Units”) were unaffected by the Merger and remained outstanding immediately following the Merger as Common Units of the Partnership. Following the Merger, the Common Units were delisted from the New York Stock Exchange (“NYSE”) and a Form 15 has been filed to deregister the Common Units under the Securities Exchange Act of 1934, as amended.
We continue to integrate certain of our operations with Phillips 66’s midstream segment, including the integration of operational services that were previously provided by DCP Services, LLC. As part of these integration efforts, we incurred restructuring costs that primarily consisted of severance and employee related charges. Continuing employees transferred employment to a Phillips 66 subsidiary on April 1, 2023, and general and administrative services will be provided by Phillips 66 or one or more of its subsidiaries going forward. Phillips 66 is the managing member of our General Partner and, therefore, is responsible for conducting, directing, and managing our business and affairs.
General Trends and Outlook
We anticipate our business will continue to be affected by the key trends discussed herein. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis through our fee-based assets. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices are volatile and are subject to global energy supply and demand fundamentals as well as geopolitical disruptions. Drilling activity levels vary by geographic area and we will continue to target our strategy in geographic areas where we expect producer drilling activity.
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

We expect to be a proactive participant in the transition to a lower carbon energy future through increased efficiency and modernization of existing operations, which we expect will reduce the greenhouse gas emissions from our base business. Going forward, our assets will be managed in a manner consistent with the emissions intensity reduction goals of Phillips 66.
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
During 2023, our strategic objective is to generate Excess Free Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Excess Free Cash Flows”). We believe the key elements to generating Excess Free Cash Flows are the diversity of our asset portfolio and our fee-based business which represents a significant portion of our estimated margins. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2023 plan includes sustaining capital expenditures of approximately $150 million and expansion capital expenditures of approximately $125 million.
Recent Events
Common and Preferred Distributions
On July 14, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our Common Units of $0.43 per Common Unit. The distribution will be paid on August 11, 2023 to unitholders of record on July 31, 2023.
Also on July 14, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series C Preferred Units of $0.4969 per unit. The Series C distribution will be paid on October 16, 2023 to unitholders of record on October 2, 2023.

Results of Operations
Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three months ended June 30, 2023 and 2022. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2023 vs. 2022		Variance Six Months 2023 vs. 2022
	2023	2022	2023	2022	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$1,561	$3,789	$3,953	$6,952	$(2,228)	(59%)	$(2,999)	(43%)
Gathering and Processing	1,252	2,967	3,018	5,073	(1,715)	(58%)	(2,055)	(41%)
Inter-segment eliminations	(972)	(2,487)	(2,404)	(4,381)	(1,515)	(61%)	(1,977)	(45%)
Total operating revenues	1,841	4,269	4,567	7,644	(2,428)	(57%)	(3,077)	(40%)
Purchases and related costs
Logistics and Marketing	(1,503)	(3,749)	(3,841)	(6,896)	(2,246)	(60%)	(3,055)	(44%)
Gathering and Processing	(881)	(2,382)	(2,203)	(4,204)	(1,501)	(63%)	(2,001)	(48%)
Inter-segment eliminations	972	2,487	2,404	4,381	(1,515)	(61%)	(1,977)	(45%)
Total purchases	(1,412)	(3,644)	(3,640)	(6,719)	(2,232)	(61%)	(3,079)	(46%)
Operating and maintenance expense	(229)	(189)	(426)	(341)	40	21%	85	25%
Depreciation and amortization expense	(91)	(90)	(181)	(180)	1	1%	1	1%
General and administrative expense	(68)	(65)	(148)	(120)	3	5%	28	23%
Asset impairments	—	(1)	—	(1)	(1)	*	(1)	*
Other income, net	—	8	—	8	(8)	*	(8)	*
(Loss) gain on sale of assets, net	(3)	—	(3)	7	3	*	10	*
Restructuring costs	(16)	—	(26)	—	16	*	26	*
Earnings from unconsolidated affiliates (b)	148	168	308	311	(20)	(12%)	(3)	(1%)
Interest expense	(75)	(70)	(143)	(141)	5	7%	2	1%
Income tax expense	—	(2)	(1)	(3)	(2)	*	(2)	(67%)
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Net income attributable to partners	$94	$383	$305	$463	$(289)	(75%)	$(158)	(34%)
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$58	$40	$112	$56	$18	45%	$56	*
Gathering and Processing	371	585	815	869	(214)	(37%)	(54)	(6%)
Total adjusted gross margin	$429	$625	$927	$925	$(196)	(31%)	$2	—%

Non-cash commodity derivative mark-to-market	$7	$101	$47	$(75)	$(94)	(93%)	$122	*
NGL pipelines throughput (MBbls/d) (d)	702	720	713	701	(18)	(3%)	12	2%
Gas pipelines throughput (TBtu/d) (d)	1.07	1.09	1.08	1.09	(0.02)	(2%)	(0.01)	(1%)
Natural gas wellhead (MMcf/d) (d)	4,481	4,383	4,477	4,246	98	2%	231	5%
NGL gross production (MBbls/d) (d)	446	427	433	414	19	4%	19	5%
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

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
Total Operating Revenues — Total operating revenues decreased $2,428 million in 2023 compared to 2022, primarily as a result of the following:
•$2,228 million decrease for our Logistics and Marketing segment, primarily due to lower commodity prices, partially offset by higher gas and NGL volumes, and favorable commodity derivative activity; and
•$1,715 million decrease for our Gathering and Processing segment, primarily due to lower commodity prices and a decrease in transportation, processing and other, partially offset by higher volumes across all regions and favorable commodity derivative activity.
These decreases were partially offset by:
•$1,515 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices.
Total Purchases — Total purchases decreased $2,232 million in 2023 compared to 2022, primarily as a result of the following:
•$2,246 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$1,501 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases was partially offset by:
•$1,515 million change in inter-segment eliminations, for the reasons discussed above.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2023 compared to 2022 largely due to a legal settlement, higher base costs primarily in the Permian region and higher pipeline integrity spend.
Other Income — Other income in 2022 was primarily a result of contractual settlements.
Restructuring Costs — Restructuring costs in 2023 was primarily a result of an impairment, severance for termination benefits and other costs as a result of our ongoing integration with Phillips 66.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2023 compared to 2022 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline in 2022.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2023 compared to 2022 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $196 million in 2023 compared to 2022, primarily as a result of the following:
•$214 million decrease for our Gathering and Processing segment, primarily as a result of lower commodity prices and lower margins in the South region, partially offset by favorable derivative activity attributable to our corporate equity hedge program and higher volumes in the Permian region; partially offset by
•$18 million increase for our Logistics and Marketing segment, primarily as a result of favorable commodity derivative activity on gas pipelines, a contract settlement in 2022, and improved NGL pipeline margins, partially offset by unfavorable NGL marketing activity and lower gas storage margins.
NGL Pipelines Throughput — NGL pipelines throughput decreased in 2023 compared to 2022 due to decreased volumes on the Sand Hills and Front Range pipelines, partially offset by increased throughput on Southern Hills pipeline.
Natural Gas Wellhead — Natural gas wellhead increased in 2023 compared to 2022 due to increased volumes in the Permian region and DJ Basin, partially offset by lower volumes in the Midcontinent region.

NGL Gross Production — NGL gross production increased in 2023 compared to 2022 due to increased volumes in the Permian, South, and Midcontinent regions.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Total Operating Revenues — Total operating revenues decreased $3,077 million in 2023 compared to 2022, primarily as a result of the following:
•$2,999 million decrease for our Logistics and Marketing segment, primarily due to lower commodity prices, partially offset by higher gas and NGL volumes, and favorable commodity derivative activity; and
•$2,055 million decrease for our Gathering and Processing segment, primarily due to lower commodity prices and a decrease in transportation, processing and other, partially offset by higher volumes across all regions and favorable commodity derivative activity.
These decreases were partially offset by:
•$1,977 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices.
Total Purchases — Total purchases decreased $3,079 million in 2023 compared to 2022, primarily as a result of the following:
•$3,055 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$2,001 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$1,977 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2023 compared to 2022 largely due to higher base costs primarily in the Permian region, a legal settlement, and higher pipeline integrity spend.
General and Administrative Expense — General and administrative expense increased in 2023 compared to 2022, primarily due to higher integration costs and employee costs.
Other Income, Net — Other income in 2022 was primarily a result of contractual settlements.
(Loss) gain on sale of assets, net — The net loss on sale of assets in 2023 represents the sale of certain non-core assets in the Midcontinent region. The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Restructuring Costs — Restructuring costs in 2023 was primarily a result of severance for termination benefits, an impairment and other costs as a result of our ongoing integration with Phillips 66.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2023 compared to 2022 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin increased $2 million in 2023 compared to 2022, primarily as a result of the following:
•$56 million increase for our Logistics and Marketing segment, primarily as a result of favorable commodity derivative activity on gas pipelines, a contract settlement, and higher NGL pipeline margins, partially offset by lower gas storage and pipeline margins, unfavorable NGL marketing activity and lower NGL storage margins; offset by
•$54 million decrease for our Gathering and Processing segment, primarily as a result of lower commodity prices and lower margins in the South, DJ Basin and Midcontinent regions, partially offset by favorable derivative activity attributable to our corporate equity hedge program, higher volumes in the Permian, South and DJ Basin, and improved performance in the Permian region.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2023 compared to 2022 due to increased volumes on the Sand Hills pipeline.
Natural Gas Wellhead — Natural gas wellhead increased in 2023 compared to 2022 due to increased volumes in the Permian region, South region, and DJ Basin, partially offset by lower volumes in the Midcontinent region.
NGL Gross Production — NGL gross production increased in 2023 compared to 2022 due to increased volumes in the Permian region, DJ Basin, and South region.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three and six months ended June 30, 2023 and 2022, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
DCP Sand Hills Pipeline, LLC	$78	$104	$165	$175
DCP Southern Hills Pipeline, LLC	27	21	52	45
Gulf Coast Express LLC	18	16	35	32
Front Range Pipeline LLC	11	11	22	21
Texas Express Pipeline LLC	5	5	10	10
Mont Belvieu 1 Fractionator	4	3	8	7
Discovery Producer Services LLC	1	3	7	9
Cheyenne Connector, LLC	3	3	6	7
Mont Belvieu Enterprise Fractionator	1	2	2	4
Other	—	—	1	1
Total earnings from unconsolidated affiliates	$148	$168	$308	$311
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
DCP Sand Hills Pipeline, LLC	$100	$117	$182	$200
DCP Southern Hills Pipeline, LLC	32	28	60	56
Gulf Coast Express LLC	20	20	41	40
Front Range Pipeline LLC	14	12	27	24
Texas Express Pipeline LLC	8	6	14	12
Mont Belvieu 1 Fractionator	3	2	6	6
Discovery Producer Services LLC	7	7	18	15
Cheyenne Connector, LLC	5	5	9	10
Mont Belvieu Enterprise Fractionator	3	3	2	4
Other	—	1	1	2
Total distributions from unconsolidated affiliates	$192	$201	$360	$369

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	—	333	—	295	—	304	—
Southern Hills pipeline	950	—	128	—	126	—	121	—
Front Range pipeline	450	—	87	—	73	—	75	—
Texas Express pipeline	600	—	37	—	22	—	22	—
Other NGL pipelines (a)	1,050	—	310	—	186	—	191	—
Gulf Coast Express pipeline	500	—	—	0.50	—	0.51	—	0.50
Guadalupe pipeline	600	—	—	0.25	—	0.26	—	0.27
Cheyenne Connector	70	—	—	0.30	—	0.30	—	0.31
Mont Belvieu fractionators	—	2	—	—	—	—	—	—
Pipelines total	5,620	2	895	1.05	702	1.07	713	1.08
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2023 vs. 2022		Variance Six Months 2023 vs. 2022
	2023	2022	2023	2022	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,524	$3,769	$3,854	$6,954	$(2,245)	(60%)	$(3,100)	(45%)
Transportation, processing and other	18	18	37	37	—	—%	—	—%
Trading and marketing gains (losses), net	19	2	62	(39)	17	*	101	*
Total operating revenues	1,561	3,789	3,953	6,952	(2,228)	(59%)	(2,999)	(43%)
Purchases and related costs	(1,503)	(3,749)	(3,841)	(6,896)	(2,246)	(60%)	(3,055)	(44%)
Operating and maintenance expense	(8)	(9)	(17)	(17)	(1)	(11%)	—	—%
Depreciation and amortization expense	(4)	(3)	(6)	(6)	1	33%	—	—%
General and administrative expense	(1)	(2)	(3)	(3)	(1)	(50%)	—	—%
Other income, net	—	10	—	10	(10)	*	(10)	*
Earnings from unconsolidated affiliates (a)	147	165	301	302	(18)	(11%)	(1)	—%
Segment net income attributable to partners	$192	$201	$387	$342	$(9)	(4%)	$45	13%
Other data:
Segment adjusted gross margin (b)	$58	$40	$112	$56	$18	45%	$56	*
Non-cash commodity derivative mark-to-market	$17	$26	$12	$(19)	$(9)	(35%)	$31	*
NGL pipelines throughput (MBbls/d) (c)	702	720	713	701	(18)	(3%)	12	2%
Gas pipelines throughput (TBtu/d) (c)	1.07	1.09	1.08	1.09	(0.02)	(2%)	(0.01)	(1%)
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

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
Total Operating Revenues — Total operating revenues decreased $2,228 million in 2023 compared to 2022, primarily as a result of the following:
•$2,278 million decrease as a result of lower commodity prices before the impact of derivative activity.
This decrease was partially offset by:
•$33 million increase attributable to higher gas and NGL volumes; and
•$17 million increase as a result of commodity derivative activity attributable to a increase in realized cash settlement gains of $26 million, partially offset by an decrease in unrealized commodity derivative gains of $9 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs decreased $2,246 million in 2023 compared to 2022, for the reasons discussed above.
Other Income — Other income in 2022 was primarily a result of contractual settlements.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2023 compared to 2022 primarily as a result of a contract amendment with a third party customer that modified performance obligations and conditions, resulting in higher non-recurring earnings on the Sand Hills pipeline in 2022.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $18 million in 2023 compared to 2022, primarily as a result of the following:
•$17 million increase as a result of commodity derivative activity discussed above;
•$16 million contract settlement in 2022; and
•$3 million increase as a result of NGL pipeline margins.
These increases were partially offset by:
•$11 million decrease as a result of unfavorable NGL marketing activity; and
•$7 million decrease as a result of lower gas storage margins.
NGL Pipelines Throughput — NGL pipelines throughput decreased in 2023 compared to 2022 due to decreased volumes on the Sand Hills and Front Range pipelines, partially offset by increased throughput on Southern Hills pipeline.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Total Operating Revenues — Total operating revenues decreased $2,999 million in 2023 compared to 2022, primarily as a result of the following:
•$3,318 million decrease as a result of lower commodity prices before the impact of derivative activity.
This decrease was partially offset by:
•$218 million increase attributable to higher gas and NGL volumes; and
•$101 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $70 million and an increase in unrealized commodity derivative gains of $31 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs decreased $3,055 million in 2023 compared to 2022, for the reasons discussed above.
Other Income, Net — Other income in 2022 was primarily a result of contractual settlements.

Segment Adjusted Gross Margin — Segment adjusted gross margin increased $56 million in 2023 compared to 2022, primarily as a result of the following:
•$101 million increase as a result of commodity derivative activity as discussed above;
•$16 million contract settlement in 2022; and
•$5 million increase as a result of NGL pipeline margins.
These increases were partially offset by:
•$39 million decrease as a result of lower gas storage and pipeline margins;
•$23 million decrease as a result of unfavorable NGL marketing activity; and
•$4 million decrease as a result of lower NGL storage margins.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2023 compared to 2022 due to increased volumes on the Sand Hills pipeline.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,589	157	1,582	157
Midcontinent	6	23,000	1,110	812	77	808	70
Permian	10	15,000	1,220	1,104	134	1,097	134
South	7	6,500	1,630	976	78	990	72
Total	36	48,000	5,540	4,481	446	4,477	433
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2023 vs. 2022		Variance Six Months 2023 vs. 2022
	2023	2022	2023	2022	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,121	$2,817	$2,699	$4,981	$(1,696)	(60%)	$(2,282)	(46%)
Transportation, processing and other	130	166	274	302	(36)	(22%)	(28)	(9%)
Trading and marketing gains (losses), net	1	(16)	45	(210)	17	*	255	*
Total operating revenues	1,252	2,967	3,018	5,073	(1,715)	(58%)	(2,055)	(41%)
Purchases and related costs	(881)	(2,382)	(2,203)	(4,204)	(1,501)	(63%)	(2,001)	(48%)
Operating and maintenance expense	(216)	(175)	(398)	(315)	41	23%	83	26%
Depreciation and amortization expense	(84)	(82)	(168)	(163)	2	2%	5	3%
General and administrative expense	(4)	(5)	(8)	(9)	(1)	(20)%	(1)	(11%)
Asset impairments	—	(1)	—	(1)	(1)	*	(1)	*
Other expense, net	—	(2)	—	(2)	(2)	*	(2)	*
(Loss) gain on sale of assets, net	(3)	—	(3)	7	(3)	*	(10)	*
Earnings from unconsolidated affiliates (a)	1	3	7	9	(2)	*	(2)	(22%)
Segment net income	65	323	245	395	(258)	(80%)	(150)	(38%)
Segment net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Segment net income attributable to partners	$64	$322	$243	$393	$(258)	(80%)	$(150)	(38%)
Other data:
Segment adjusted gross margin (b)	$371	$585	$815	$869	$(214)	(37%)	$(54)	(6%)
Non-cash commodity derivative mark-to-market	$(10)	$75	$35	$(56)	$(85)	*	$91	*
Natural gas wellhead (MMcf/d) (c)	4,481	4,383	4,477	4,246	98	2%	231	5%
NGL gross production (MBbls/d) (c)	446	427	433	414	19	4%	19	5%
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
(c) For entities not wholly owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
Total Operating Revenues — Total operating revenues decreased $1,715 million in 2023 compared to 2022, primarily as a result of the following:
• $1,882 million decrease attributable to lower commodity prices, before the impact of derivative activity; and
•$36 million decrease in transportation, processing and other.
These decreases was partially offset by:
• $186 million increase as a result of higher volumes in all regions; and
•$17 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $102 million, partially offset by an $85 million increase in unrealized commodity derivative losses due to movements in forward prices of commodities in 2023.
Purchases and Related Costs — Purchases and related costs decreased $1,501 million in 2023 compared to 2022, primarily as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2023 compared to 2022 largely due to a legal settlement, higher base costs primarily in the Permian region and higher pipeline integrity spend.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $214 million in 2023 compared to 2022, primarily as a result of the following:
•$227 million decrease as a result of lower commodity prices; and
•$4 million decrease due to lower margins in the South region, partially offset by higher volumes in the Permian region.
These decreases were partially offset by:
•$17 million increase as a result of favorable commodity derivative activity discussed above.
Natural Gas Wellhead — Natural gas wellhead increased in 2023 compared to 2022 due to increased volumes in the Permian region and DJ Basin, partially offset by lower volumes in the Midcontinent region.
NGL Gross Production — NGL gross production increased in 2023 compared to 2022 due to increased volumes in the Permian, South, and Midcontinent regions.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Total Operating Revenues — Total operating revenues decreased $2,055 million in 2023 compared to 2022, primarily as a result of the following:
•$2,621 million decrease attributable to lower commodity prices, before the impact of derivative activity; and
•$28 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$339 million increase as a result of higher volumes in all regions; and
•$255 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $164 million due to movements in forward prices of commodities in 2023 and a $91 million increase in unrealized commodity derivative gains.
Purchases and Related Costs — Purchases and related costs decreased $2,001 million in 2023 compared to 2022, primarily as a result of the commodity price and volume changes discussed above.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2023 compared to 2022 largely due to higher base costs primarily in the Permian region, a legal settlement, and higher pipeline integrity spend.
(Loss) gain on Sale of Assets, net — The net loss on sale of assets in 2023 represents the sale of certain non-core assets in the Midcontinent region. The net gain on sale of assets in 2022 represents the sale of a gathering system in the Permian region.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $54 million in 2023 compared to 2022, primarily as a result of the following:
•$310 million decrease as a result of lower commodity prices.
These decreases were partially offset by:
•$255 million increase as a result of favorable commodity derivative activity as discussed above; and
•$1 million increase due to higher volumes in the Permian region, South region and DJ Basin, and improved performance in the Permian region, partially offset by lower margins in the South region, DJ Basin, and Midcontinent region.
Natural Gas Wellhead — Natural gas wellhead increased in 2023 compared to 2022 due to increased volumes in the Permian region, South region, and DJ Basin, partially offset by lower volumes in the Midcontinent region.
NGL Gross Production — NGL gross production increased in 2023 compared to 2022 due to increased volumes in the Permian region, DJ Basin, and South region.

Liquidity and Capital Resources
We expect our sources of liquidity to include:
•cash generated from operations;
•cash distributions from our unconsolidated affiliates;
•borrowings under our Credit Agreement, Intercompany Credit Agreement, and Securitization Facility;
•proceeds from asset rationalizations;
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
We routinely evaluate opportunities for strategic investments or acquisitions. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity or debt instruments for the long-term financing of our investment activities or acquisitions.
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, impact our credit ratings, raise our financing costs, as well as impact our compliance with the financial covenants contained in the Credit Agreement, Intercompany Credit Agreement, and other debt instruments.
Junior Notes Redemption — On May 19, 2023, we redeemed, at par, prior to maturity all $550 million of aggregate principal amount outstanding of our 5.850% Junior Notes due May 2043, using borrowings under our Credit Facility and Securitization Facility.
Series B Preferred Units Redemption — On June 15, 2023 we paid $161 million to redeem in full the outstanding Series B Preferred Units at a redemption price of $25 per unit using cash on hand and borrowings under our Securitization Facility. The difference between the redemption price of the Series B Preferred Units and the carrying value on the balance sheet resulted in an approximately $5 million reduction to net income allocable to limited partners. The carrying value represented the original issuance proceeds, net of underwriting fees and offering costs for the Series B Preferred Units.

Intercompany Credit Agreement — On June 15, 2023, we and our wholly owned subsidiary, DCP Midstream Operating, LP, entered into a new five-year revolving Intercompany Credit Agreement with Phillips 66, as lender. The Intercompany Credit Agreement provides up to $1 billion of borrowing capacity, with an option to increase the commitment by an aggregate principal amount of up to $500 million, subject to lender approval. At our election, the Intercompany Credit Agreement bears interest at either the adjusted term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating. A ratings-based pricing grid determines our cost of borrowing under the Intercompany Credit Agreement. Indebtedness under the Intercompany Credit Agreement bears interest at either: (1) SOFR, plus an applicable margin of 1.075% based on our current credit rating, plus an adjustment of 0.10%; or (2) (a) the base rate, which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the SOFR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.075% based on our current credit rating. Based on our current credit rating, the Intercompany Credit Agreement incurs an annual facility fee of 0.175%.
As of June 30, 2023, we had unused borrowing capacity of $900 million, net of $100 million of outstanding borrowings, under the Intercompany Credit Agreement, of which $900 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Intercompany Credit Agreement. Except in the case of a default, amounts borrowed under our Intercompany Credit Agreement will not become due prior to the June 15, 2028 maturity date. As of July 28, 2023, we had unused borrowing capacity of $900 million, net of $100 million of outstanding borrowings.

Credit Agreement — We are party to a Credit Agreement that provides up to $1.4 billion of borrowing capacity and bears interest at either the term SOFR rate or the base rate plus, in each case, an applicable margin based on our credit rating. The Credit Agreement matures on March 18, 2027.

As of June 30, 2023, we had unused borrowing capacity of $548 million, net of $850 million of outstanding borrowings and $2 million letters of credit, under the Credit Agreement, of which at least $548 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. As of July 28, 2023, we had unused borrowing capacity of $548 million, net of $850 million of outstanding borrowings and $2 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.
Accounts Receivable Securitization Facility — As of June 30, 2023, we had $280 million of outstanding borrowings under the Securitization Facility at the SOFR rate plus a margin.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $73 million and $80 million as of June 30, 2023 and December 31, 2022, respectively;
•Balances related to debt of $4.728 billion and $4.823 billion as of June 30, 2023 and December 31, 2022, respectively; and
•Interest expense, net of $69 million and $69 million for the three months ended June 30, 2023 and 2022, respectively, and $135 million and $138 million for the six months ended June 30, 2023 and 2022, respectively.

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
We had working capital deficits of $142 million and $802 million as of June 30, 2023 and December 31, 2022, respectively, driven by current maturities of long term debt of $7 million and $506 million, respectively. We had net derivative working capital surplus of $24 million and deficit of $8 million as of June 30, 2023 and December 31, 2022, respectively.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2023	2022
	(millions)
Net cash provided by operating activities	$369	$574
Net cash used in investing activities	$(151)	$(61)
Net cash used in financing activities	$(218)	$(506)
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Operating Activities — Net cash provided by operating activities decreased $205 million in 2023 compared to the same period in 2022. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities increased $90 million in 2023 compared to the same period in 2022, primarily as a result of an increase in capital expenditures, partially offset by a return of capital from an investment and proceeds from the sale of assets.
Financing Activities — Net cash used in financing activities decreased $288 million in 2023 compared to the same period in 2022, primarily as a result of lower net payments of debt, partially offset by the redemption of the Series B Preferred Units.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, asset retirement obligations, and other long-term liabilities. See Note 8 "Debt" in the Notes to the Condensed Consolidated Financial Statements in Item 1. "Financial Statements" for amounts outstanding on June 30, 2023, related to debt. Lease and asset retirement obligations are not materially different from what was disclosed in Notes 14 and 15, respectively, to the Consolidated Financial Statements included in Item 8 "Financial Statements" in Part II of form 10-K for the year ended December 31, 2022.

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
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, Intercompany Credit Agreement, Securitization Facility and the issuance of additional debt and equity securities. Future material investments may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $179 million and $163 million during the six months ended June 30, 2023 and 2022, respectively.
On July 14, 2023, we announced that the board of directors of the General Partner declared a quarterly distribution on our Common Units of $0.43 per Common Unit. The distribution will be paid on August 11, 2023 to unitholders of record on July 31, 2023.
Also on July 14, 2023, the board of directors of the General Partner declared a quarterly distribution on our Series C Preferred Units of $0.4969 per unit. The Series C distribution will be paid on October 16, 2023 to unitholders of record on October 2, 2023.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 10 “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements”.

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

Our Distributable Cash Flow may not be comparable to similarly titled measures of other companies because other entities may not calculate Distributable Cash Flow in the same manner.
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

Our definition of Excess Free Cash Flow is limited in that it does not represent residual cash flows available for discretionary expenditures. Therefore, we believe the use of Excess Free Cash Flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure. Excess Free Cash Flow may not be comparable to similarly titled measures of other companies because other entities may not calculate Excess Free Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$1,841	$4,269	$4,567	$7,644
Cost of revenues
Purchases and related costs	1,112	3,269	2,964	5,988
Purchases and related costs from affiliates	12	100	109	199
Transportation and related costs from affiliates	288	275	567	532
Depreciation and amortization expense	91	90	181	180
Gross margin	338	535	746	745
Depreciation and amortization expense	91	90	181	180
Adjusted gross margin	$429	$625	$927	$925

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$1,561	$3,789	$3,953	$6,952
Cost of revenues
Purchases and related costs	1,503	3,749	3,841	6,896
Depreciation and amortization expense	4	3	6	6
Segment gross margin	54	37	106	50
Depreciation and amortization expense	4	3	6	6
Segment adjusted gross margin	$58	$40	$112	$56

Gathering and Processing segment:
Operating revenues	$1,252	$2,967	$3,018	$5,073
Cost of revenues
Purchases and related costs	881	2,382	2,203	4,204
Depreciation and amortization expense	84	82	168	163
Segment gross margin	287	503	647	706
Depreciation and amortization expense	84	82	168	163
Segment adjusted gross margin	$371	$585	$815	$869

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$192	$201	$387	$342
Non-cash commodity derivative mark-to-market	(17)	(26)	(12)	19
Depreciation and amortization expense, net of noncontrolling interest	4	3	6	6
Distributions from unconsolidated affiliates, net of earnings	38	29	41	52
Other (income) expense	—	(2)	—	(2)
Adjusted segment EBITDA	$217	$205	$422	$417

Gathering and Processing segment:
Segment net income attributable to partners	$64	$322	$243	$393
Non-cash commodity derivative mark-to-market	10	(75)	(35)	56
Depreciation and amortization expense, net of noncontrolling interest	84	81	168	162
Distributions from unconsolidated affiliates, net of earnings	6	4	11	6
Asset impairments	—	1	—	1
Loss (gain) on sale of assets	3	—	3	(7)
Other expenses	—	2	—	2
Adjusted segment EBITDA	$167	$335	$390	$613

(a) We recognized zero and $22 million of lower of cost or net realizable value adjustment for the three and six months ended June 30, 2023, respectively. We recognized no lower of cost or net realizable value adjustment for the three and six months ended June 30, 2022.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Critical Accounting Estimates" within Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data" included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2023 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2023:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2023	Natural Gas	11,550,402	MMBtu	$20	$1.76/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2023 — January 2025	Natural Gas	(26,215,000)	MMBtu	$1	$2.18-$5.98/MMBtu
July 2023 — December 2024	Natural Gas	15,192,500	MMBtu	$(2)	$2.16-$5.20/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of June 30, 2023:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
July 2023 — December 2026	Natural Gas	(46,517,500)	MMBtu	$5	$0.02-$0.14/MMBtu
July 2023 — December 2026	Natural Gas	44,555,000	MMBtu	$(10)	$0.09-$0.71/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s interim principal executive and interim principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 22 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 and (b) Note 13 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1 million or more.

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

Item 5. Other Information

None.

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

10.1		Limited Waiver to Third Amended and Restated Credit Agreement dated May 22, 2023, by and among DCP Midstream Operating, LP, Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto.
10.2	+	Letter of Separation between Phillips 66 and George R. Green
10.3	*
Credit Agreement, dated as of June 15, 2023, by and among DCP Midstream, LP, as guarantor, DCP Midstream Operating, LP, as borrower, and Phillips 66 Company, as lender (attached as Exhibit 10.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 15, 2023).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2023, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: August 3, 2023	By:	/s/ Donald A. Baldridge
		Name:	Donald A. Baldridge
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Scott R. Delmoro
		Name:	Scott R. Delmoro
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)